Form 10-Q
period 2016-06-30
Results Based Outsourcing Inc
filed 2016-08-15
CIK 1629606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the six months ended June 30, 2016.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                      .

Commission file number: 333-209836

Results-Based Outsourcing Inc.
 (Exact name of registrant in its charter)

Delaware	32-0416399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WeWork Commons, South Station, 745 Atlantic Ave Boston MA	02111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 203.635.7600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 12, 2016
Common Stock, $0.0001 par value per share	4,107,000 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

ITEM 5.	OTHER	17

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES		19

PART I. Financial Information

Item 1. Interim Financial Statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31 2015

ASSETS	June 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash or cash equivalents	7,008	4,953
Accounts receivable	8,000	-
Due from shareholder	-	13,000
Prepaid expenses	-	5,000
TOTAL CURRENT ASSETS	15,008	22,953

Fixed assets, net	2,600	3,250
TOTAL ASSETS	17,608	26,203

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	22,152	11,691
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	22,402	11,941

TOTAL LIABILITIES	22,402	11,941

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, and 4,107,000 and 4,025,000 shares issued and outstanding,
as of June 30, 2016 and December 31, 2015, respectively	411	403
Additional paid-in capital	36,730	35,098
Retained deficit	(41,935)	(21,239)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,794)	14,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	17,608	26,203

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2016

Revenues:
Professional service revenues	27,000	58,840	130,478	83,000
Client expense reimbursement	778	-	1,191	-
Total Revenues	27,778	58,840	131,669	83,000

Cost of revenues	12,500	9,072	31,460	9,103
Cost of revenues from a related party	5,500	7,500	35,650	17,000
Gross Profit	9,778	42,268	64,559	56,897

Operating expenses:
Stock based compensation	-	-	1,640	-
Depreciation	325	-	650	-
Sales and marketing	5,017	2,166	5,017	3,204
General and administrative	20,463	29,516	54,948	31,971
General and administrative costs from a related party	5,500	-	23,000	15,000
Total operating expenses	31,305	31,682	85,255	50,175

Net Income (Loss) from operations	(21,527)	10,586	(20,696)	6,722

Net Income (Loss) before taxes	(21,527)	10,586	(20,696)	6,722

Income tax provision	-	-	-	-

Net Income (loss) applicable to common shareholders	(21,527)	10,586	(20,696)	6,722

Net income (loss) per share - basic and diluted	$(0.01)	$0.00	$(0.00)	$(0.02)

Weighted number of shares outstanding -
Basic and diluted	4,107,000	4,025,000	4,146,648	4,025,000

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Preferred Stock Shares	Par Value	Common Shares	Par Value	Paid-In Capital	Retained (Deficit)	Stockholders' Equity (Deficit)

Balance December 31, 2015	-	-	4,025,000	$403	$35,098	$(21,239)	$14,262

Stock based compensation	-	-	82,000	$8	$1,632		$1,640
Net loss for period	-	-				$(20,696)	$(20,696)

Balance June 30, 2016	-	$-	4,107,000	$411	$36,730	$(41,935)	$(4,794)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC (FORMERLY DIGITAL COMMERCE SOLUTIONS INC) CONDENSED STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED
JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(20,696)	$6,722
Adjustments to reconcile net income (loss) to cash used in operating activities:

Stock based compensation	1,640	-
Depreciation	650	-

Change in operating assets and liabilities:
Accounts receivable	(8,000)	(9,600)
Due from shareholder	13,000	5,000
Prepaid expenses	5,000	-
Accounts payable and accrued expenses	10,461	1,658
Net cash provided by operating activities	2,055	3,780

NET INCREASE IN CASH	2,055	3,780

CASH AND CASH EQUIVALENTS at beginning of period	4,953	13,372
CASH AND CASH EQUIVALENTS at end of period	7,008	17,152

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
NOTES TO FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Results-Based Outsourcing Inc. (formerly Digital Commerce Solutions Inc.) (the “Company”), formed on July 22, 2013.   The Company is a consulting company for the small business enterprise market (here-in-under, referred to as the “SME Market”).   In general, SME Market companies range from sole proprietors – the one-person band running his or her business with no employees – through to those that have up to 50 employees.    The Company targets those SME companies with limited resources and/or infrastructure looking to outsource their operations and/or corporate-level functions (“Business Services”).  Such Business Services might include, financial reporting, accounting, sales and marketing, compliance, legal, human resource management or investor relations.

The Company also looks to help clients identify, implement and maintain third-party Software-as-a- Service (“SAAS”) products that help streamline business operations through automation.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has a retained deficit of $41,935 at June 30, 2016.   We have a limited operating history and our growth is dependent upon maintaining our client base, achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

We may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.   If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting. The balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United Sates of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for the fair presentation of the results for the periods covered. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Form S-1A for the year ended December 31, 2015.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. As of June 30, 2016 there were no cash equivalents.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting.   For the six months ended June 30, 2016 and 2015, the company recorded depreciation of $650 and of $0, respectively.

Revenue Recognition

The Company derives its revenue from the sale of business outsourcing consulting, recruiting and staff placement services.   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company records revenue as services are performed.   Invoicing is done at the beginning of each month for the services to be rendered that month.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Statement of Operations.

Income (Loss) per Common Share

Basic income(loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2016.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.  Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2016 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2016 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Customer Concentration

For the six months ended June 30, 2016, three customers made up 71% of our gross revenue, including 49%, 11% and 11% and we had revenue from a total of eleven customers.    During the six months ended June 30, 2015, three customers made up 95% of our revenue, including 42%, 30% and 23%. For the period end June 30, 2016, three customers made up 100% of our accounts receivable, including, 52%, 27% and 21%.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the six months ended June 30, 2016, we recorded $1,640 in stock based compensation. The Company believes the $0.02 per share value attributed to the stock based compensation is fair as it reflects the same price paid by new shareholders and no significant changes have occurred in the company plan since the last investment. There is no other market for the security.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Codification Update No. 2016-09 Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In May 2014, the Financial Accounting Standard Board Issued Accounting Standards Codification Update Non 2014-09 Revenue from Contracts with Customers (Topic 616). The amendment for a public entity, effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. A public entity is an entity that is any one of the following: (1) a public business entity, (2) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, (3) an employee benefit plan that files or furnishes financial statements to the SEC.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Common Stock

On February 16, 2016, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 82,000 shares of common stock and the total payment of $15,000 to counsel for services related to the Company’s Form S-1 Registration Statement.

4. Income Taxes

The provision for income taxes for the six months ended June 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate):

	Six months ended June 30, 2016	Six Months ended June 30, 2015

Current Tax Provision:
Federal-State-Local	-	$-

Total current tax provision	$-	$-

Deferred Tax Provision (Benefit):
Loss carry-forwards	(3,104)	-
Change in valuation allowance	3,104	-

Total deferred tax provision	$(0)	$-

The Company had deferred income tax asset as of June 30, 2016 as follows:

June 30, 2016
Loss carry-forwards	$6,290
Less - valuation allowance	(6,290)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2016, the Company had approximately $41,936 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company's 2013, 2014 and 2015 federal and state tax returns are still open for examination by the taxing authorities.

5. Related Party Loans and Transactions

Ocean Cross Business Solutions Group LLC.

On August 1, 2013, the Company engaged the services of Ocean Cross Business Solutions Group LLC (“OCBSG Agreement”), to provide client delivery services, finance and general management services.   Ocean Cross Business Solutions Group LLC is owned by William Schloth, the husband of Mary Ellen Schloth, our sole officer and director. She is also the sole shareholder of MLH, our major shareholder.   The OCBSG Agreement provides for a base monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.    The Agreement may be terminated by either party at any time.   The Company terminated the OCBSG Agreement as of September 30, 2015 and no money is owed as of June 30, 2016.

William Schloth

On October 1, 2015 the Company engaged the services of William Schloth (“WS Agreement”) to provide client delivery services, finance and general management services.    Mr. Schloth is the husband of Mary Ellen Schloth, the CEO and majority shareholder of MLH, our majority shareholder.    The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.

The Company has reflected the above arrangements in the statements of operation as related party expenses. For the six months ended June 30, 2016 the Company recorded $58,650.   Of that amount, $23,000 and $35,650, have been allocated to operating expenses and cost of revenue, respectively. For the six months ended June 30, 2015 the Company recorded $32,000.  Of that amount, $15,000 and $17,000, have been allocated to operating expenses and cost of revenue, respectively. The Company did not owe any money under the WS Agreement as of June 30, 2016.

Shareholder Loan

For the periods ended December 31, 2015 and 2014, the Company loaned Mountain Laurel Holdings Inc. (“MLH”) $13,000, and $8,000, respectively.   There is no loan outstanding as of June 30, 2016

6.   Subsequent Events

Subsequent events have been evaluated through August 12, 2016 which is the date these financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we have total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

–    Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
–    The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;
–    Compliance with new or revised accounting standards until those standards are applicable to private companies;
–    The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and
–    Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

Summary of Business

We are a consulting company for the small business enterprise market (hereinafter referred to as the “SME Market”).   In general, SME Market companies range from sole proprietors – the one-person operation with no employees to those companies that have up to 50 employees.   We target those SME companies with limited resources and/or infrastructure looking to outsource all or part of their operations and/or corporate level functions.  To get started, we recommend clients start with outsourcing one or more of these areas; financial and management reporting, accounting, tax reporting, legal and compliance, human resource management or sales and marketing (collectively our “Business Services”).  We also look to help clients identify, implement and maintain business software products that are currently available in the marketplace that help streamline business operations through automation (our “Managed Software Services”).    Our Business Services and Managed Software Services are collectively referred to as our Services.

Our Services are provided to clients on a project-based fee arrangement or a fixed term agreement with an initial retainer and monthly or periodic payments. Our fixed term agreements generally arise when a client requires a service and does have the internal manpower to fulfill the responsibility.  We deliver our Services through in-house personnel and outside independent contractors which we directly engage to support our clients.  All billing and related contractual agreements are made directly between our clients and our company.

Our Strategy

Our strategy for growing our operations includes:

●	Rolling out various outbound sales and marketing campaigns to grow our client base;

●	Expanding our outsourced third party provider base to assist in cost efficiently delivering our services; and

●	Growth through acquisition with complementary service providers and software product companies.

Plan of Operations

We plan to establish a broad customer base by various traditional and internet marketing campaigns.

As of the date of this date, we have taken the following steps to implement our business plan:

–	Development of our business plan
–	Developed a shareholder base and obtained capital through the sale of common stock.
–	Developed the basic components of our delivery system, including engagement sizing and business-area maturity grading tools;
–	We have developed and launched our website, www.rboutsourcing.com
–	We have identified 25 business software-as-a-service tools that should help our clients streamline their operations and corporate functions

Over the next twelve months we plan to;

–
 continue to standardize the processes of how our consulting services are provided. This is important to allow us to efficiently scale our operations with increased revenue. We anticipate this to be completed by the end of the third calendar quarter of 2016. We are already delivering services, the process has already been designed and now will focus on continuous improvements. We anticipate this to cost around $15,000;

–
 increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. We plan to issue our first Internet marketing campaign in the 1st calendar quarter of 2017. We anticipate this to cost around $15,000;

–	Our internal performance metric milestone targets include:

1.
Target number of customers. By March 31, 2017, we are targeting to engage a minimum of two new customers per month with a cumulative target of 20 customers over the next twelve months.   The targeted customer retention rate for new customers is six months. We intend to reinvest from 25%-50% of our profits back into sales and marketing efforts. We expect our marketing efforts to drive the speed at which our client base grows.

2.
Refine through independent research and feed-back from clients, our database of what we consider best-in-class business software-as-a-service tools.     By March 2017, we intend to have a database of over 100 such products to advise our clients on and help them implement and maintain.

3.
 New employees; Our business model for expansion of direct in-house participants is under an independent contractor/cash or fixed fee basis. If an independent contractor is utilized on a particular engagement, in advance of commencing such work and agreed upon price is established based upon the scope of work. Furthermore, these independent contractors general work remotely. As such, this keeps our fixed overhead very low and motivates our people to drive more revenue

Results of Operations

Summary of Key Results

For the unaudited three month periods ending June 30, 2016 and 2015

Revenue and Cost of Revenues

Total revenue for the three months ended June 30, 2016, and 2015 was $27,778, and $58,840, respectively. The decrease was due to the end of term for two clients.

Cost of revenues for the three months ended June 30, 2016 and 2015 were $18,000 and $16,572, respectively. Such costs include $12,500 and $9,072 paid to independent contractors, and, $5,500 and $7,500 paid to a related party, respectively.

Operating Expenses

Total operating and administrative expenses for the three months ended June 30, 2016 and 2015 were $31,305 and $31,682, respectively. That amount included depreciation of $325 and $0, respectively. The remaining amount primarily consists of professional services and reporting expenses. The Company recorded general and administrative costs of related party of $5,500 and $0, for the three months ended June 30, 2016 and 2015, respectively.

For the unaudited six month periods ending June 30, 2016 and 2015

Revenue and Cost of Revenues

Total revenue for the six months ended June 30, 2016, and 2015 was $131,669, and $83,000, respectively. The increase was due to the addition of seven new clients.

Cost of revenues for the six months ended June 30, 2016 and 2015 were $67,110 and $26,103, respectively. Such costs include $31,460 and $9,103 paid to independent contractors, and, $35,650 and $17,000 paid to a related party, respectively.

Operating Expenses

Total operating and administrative expenses for the six months ended June 30, 2016 and 2015 were $85,255 and $50,175, respectively. That amount included stock based compensation and depreciation of $1,640 and $0, and $650 and $0, respectively. The remaining amount primarily consists of professional services and reporting expenses. The Company recorded general and administrative costs of related party of $23,000 and $15,000, for the six months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $7,008 and a working capital deficit of $7,394.   Since inception, we have raised $35,098 in equity capital.   We had a total stockholders’ deficit of $4,794 and an accumulated deficit of $41,935 as of June 30, 2016.

We had $2,055 provided by operating activities and $3,780 provided by operating activities for the six months ended June 30, 2016 and 2015, respectively.    These include net loss of $20,696 and $6,722 in net income, respectively.    Cash flows provided by (used in) operating activities included changes in operating assets and liabilities totaling $20,461 and ($2,942) for the six months ended June 30, 2016 and 2015, respectively.

Our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

As of June 30, 2016, our cash balance was $7,008.   We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Mountain Laurel Holdings Inc. has indicated that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company.   However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis.

With respect to shares issued for services, our board of directors determines the value of the services provided and authorizes the issuance of shares based upon the fair market value of our shares.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

The Company derives its revenue from the sale of compliance, legal, risk management and management and public reporting consulting services. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company recognizes revenue as services are performed

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 2. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Results-Based Outsourcing Inc

Dated: August 12, 2016	By:	/s/ Mary Ellen Schloth
Mary Ellen Schloth
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mary Ellen Schloth	Chief Executive Officer, Chief Accounting Officer & Chairman	August 12, 2016
Mary Ellen Schloth