Form 10-Q
period 2016-09-30
Results Based Outsourcing Inc
filed 2016-11-14
CIK 1629606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
ACT OF 1934

For the nine months ended September 30, 2016.
                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [   ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]     No [  ]
(Does not currently apply to the Registrant)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.
Large accelerated filter
Accelerated filter
Non-accelerated filter
(Do not check if a smaller reporting company)Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 14, 2016
Common Stock, $0.0001 par value per share	4,107,000 shares

SIGNATURES	7

PART I. Financial Information

Item 1. Interim Financial Statements.

RESULTS-BASED OUTSOURCING INC (FORMERLY DIGITAL COMMERCE SOLUTIONS INC) CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31 2015

ASSETS	September 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash or cash equivalents	775	4,953
Accounts receivable	4,000	-
Due from shareholder	-	13,000
Prepaid expenses	-	5,000
TOTAL CURRENT ASSETS	4,775	22,953

Fixed assets, net	2,275	3,250
TOTAL ASSETS	7,050	26,203

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	15,929	11,691
Due to shareholder	9,250
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	25,429	11,941

TOTAL LIABILITIES	25,429	11,941

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, and 4,107,000 and 4,025,000 shares issued and outstanding,
as of September 30, 2016 and December 31, 2015, respectively	411	403
Additional paid-in capital	36,730	35,098
Retained deficit	(55,520)	(21,239)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,379)	14,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	7,050	26,203

The accompanying notes to financial statements are
an integral part of these statements.

RESULTS-BASED OUTSOURCING INC (FORMERLY DIGITAL COMMERCE SOLUTIONS INC) CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015

Revenues:
Professional service revenues	22,000	21,017	152,478	104,017
Client expense reimbursement	-	1,942	1,191	1,942
Total Revenues	22,000	22,959	153,669	105,959

Cost of revenues	-	60	31,460	9,163
Cost of revenues from a related party	8,000	7,500	43,650	24,500
Gross Profit	14,000	15,399	78,559	72,296

Operating expenses:
Stock based compensation	-	-	1,640	-
Depreciation	325	-	975	-
Sales and marketing	3,900	-	8,918	3,204
General and administrative	15,159	16,258	70,107	48,228
General and administrative costs from a related party	8,200	7,500	31,200	22,500
Total operating expenses	27,584	23,758	112,840	73,932

Net (Loss) from operations	(13,584)	(8,359)	(34,281)	(1,636)

Net (Loss) before taxes	(13,584)	(8,359)	(34,281)	(1,636)

Income tax provision	-	-	-	-

Net (Loss) applicable to common shareholders	(13,584)	(8,359)	(34,281)	(1,636)

Net (Loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	4,107,000	4,025,000	4,091,385	4,025,000

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC (FORMERLY DIGITAL COMMERCE SOLUTIONS INC) CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance December 31, 2015	-	-	4,025,000	$403	$35,098	$(21,239)	$14,262

Stock based compensation	-	-	82,000	$8	$1,632		$1,640
Net loss for period	-	-				$(34,281)	$(34,281)

Balance Sept 30, 2016	-	$-	4,107,000	$411	$36,730	$(55,520)	$(18,379)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC (FORMERLY DIGITAL COMMERCE SOLUTIONS INC) CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(34,281)	$(1,636)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	1,640	-
Depreciation	975	-

Change in operating assets and liabilities:
Accounts receivable	(4,000)	(1,200)
Due from shareholder	13,000	5,000
Due to shareholder	9,250	-
Prepaid expenses	5,000	-
Accounts payable and accrued expenses	4,238	(8,415)
Net cash (used in) operating activities	(4,178)	(6,251)

NET DECREASE IN CASH	(4,178)	(6,251)

CASH AND CASH EQUIVALENTS at beginning of period	4,953	13,372
CASH AND CASH EQUIVALENTS at end of period	775	7,121

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has a retained deficit of $55,520 at September 30, 2016.   We have a limited operating history and our growth is dependent upon maintaining our client base, achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. As of September 30, 2016 there were no cash equivalents.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting.   For the nine months ended September 30, 2016 and 2015, the company recorded depreciation of $975 and of $0, respectively.

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

Income (Loss) per Common Share

Basic income(loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2016.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2016 the carrying value of accounts receivable, accounts payable and accrued expenses approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2016 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Customer Concentration

For the nine months ended September 30, 2016, 3 customers made up 71% of our gross revenue, including 51%, 10% and 10% and we had revenue from a total of 11 customers.    During the nine months ended September 30, 2015, 3 customers made up 90% of our revenue, including 42%, 24% and 24%. As of September 30, 2016, 2 customers made up 100% of our accounts receivable, including, 50% and 50%.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the nine months ended September 30, 2016, we recorded $1,640 in stock based compensation. The Company believes the $0.02 per share value attributed to the stock based compensation is fair as it reflects the same price paid by new shareholders and no significant changes have occurred in the company plan since the last investment. There is no other market for the security.

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

In August 2016, the Financial Accounting Standard Board Issued Accounting Standards Codification Update Non 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Receipts and Cash Payments. The amendment for a public company for annual reporting periods beginning December 15, 2017, and interim periods within those fiscal years.

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

4. Income Taxes

The provision for income taxes for the nine months ended September 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate):

	Nine months ended September 30, 2016	Nine Months ended September 30, 2015

Current Tax Provision:
Federal-State-Local	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Loss carry-forwards	(5,142)	(245)
Change in valuation allowance	5,142	245

Total deferred tax provision	$-	$-

The Company had deferred income tax asset as of as follows:

	September 30 2016	December 31, 2015
Loss carry-forwards	$(8,328)	$3,186
Less - valuation allowance	8,328	(3,186)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2016, the Company had approximately $55,520 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2036.

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

5. Related Party Loans and Transactions

Ocean Cross Business Solutions Group LLC.

On August 1, 2013, the Company engaged the services of Ocean Cross Business Solutions Group LLC (“OCBSG Agreement”), to provide client delivery services, finance and general management services.   Ocean Cross Business Solutions Group LLC is owned by William Schloth, the husband of Mary Ellen Schloth, our sole officer and director. She is also the sole shareholder of MLH, our major shareholder.   The OCBSG Agreement provides for a base monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.    The Agreement may be terminated by either party at any time.   The Company terminated the OCBSG Agreement as of September 30, 2015 and no money is owed as of September 30, 2016.

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

The Company has reflected the above arrangements in the statements of operation as related party expenses. For the nine months ended September 30, 2016 the Company recorded $74,850.   Of that amount, $43,650 and $31,200, have been allocated to cost of revenue and operating expenses, respectively. For the nine months ended September 30, 2015 the Company recorded $47,000.  Of that amount, $24,500 and $22,500, have been allocated to cost of revenue and operating expenses, respectively. The Company did not owe any money under the WS Agreement as of September 30, 2016.

Shareholder Loan

For the period ended September 30, 2016 the Company owed Mountain Laurel Holdings Inc. (“MLH”) $9,250. The amount owed does not carry interest and there is no written agreement related to such amount. The amount of $13,000 due from MLH as of December 31, 2015 was repaid.

6.   Subsequent Events

On November 5, 2016, the Company’s major shareholder loaned the company $5,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this prospectus. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this prospectus, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

As of this date, we have taken the following steps to implement our business plan:

–
Development of our business plan
–
Developed the basic components of our delivery system, including engagement sizing and business-area maturity grading tools;
–
We have developed and launched our website, www.rboutsourcing.com
–
We have identified 50 business software-as-a-service tools that should help our clients streamline their operations and corporate functions

Over the next twelve months we plan to;

–
continue to standardize the processes of how our consulting services are provided. This is important to allow us to efficiently scale our operations with increased revenue. We are already delivering services, the process has already been designed and now will focus on continuous improvements.
–
increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. We plan to issue our first Internet marketing campaign in the 1st calendar quarter of 2017. We anticipate this to cost around $10,000;
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

Summary of Key Results

For the unaudited three month periods ending September 30, 2016 and 2015

Revenue and Cost of Revenues

Total revenue for the three months ended September 30, 2016, and 2015 was $22,000, and $22.959, respectively.

Cost of revenues for the three months ended September 30, 2016 and 2015 were $8,000 and $7,560, respectively. Such amounts included $8,000 and $7,500 paid to a related party, respectively.

Operating Expenses

Total operating and administrative expenses for the three months ended September 30, 2016 and 2015 were $27,584 and $23,758, respectively. That amount included depreciation of $325 and $0, respectively. The remaining amount primarily consists of professional services and reporting expenses. The Company recorded general and administrative costs of related party of $8,200 and $7,500, for the three months ended September 30, 2016 and 2015, respectively.

For the unaudited nine month periods ending September 30, 2016 and 2015

Revenue and Cost of Revenues

Total revenue for the nine months ended September 30, 2016, and 2015 was $153,669, and $105,959, respectively. The increase was due to the addition of 7 new clients.

Cost of revenues for the nine months ended September 30, 2016 and 2015 were $75,110 and $33,663, respectively. Such costs include $31,460 and $9,163 paid to independent contractors, and, $43,650 and $24,500 paid to a related party, respectively.

Operating Expenses

Total operating and administrative expenses for the nine months ended September 30, 2016 and 2015 were $112,840 and $73,932, respectively. That amount included stock based compensation and depreciation of $1,640 and $0, and $975 and $0, respectively. The remaining amount primarily consists of professional services and reporting expenses. The Company recorded general and administrative costs of related party of $31,200 and $22,500, for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

At September 30, 2016, we had cash of $775 and a working capital deficit of $20,654.   Since inception, we have raised $35,098 in equity capital.   We had a total stockholders’ deficit of $18,379 and an accumulated deficit of $55,520 as of September 30, 2016.

We used $4,178 and $6,251 in operating activities for the nine months ended September 30, 2016 and 2015, respectively.    These include net loss of $34,281 and $1,636, respectively.    Cash flows provided by (used in) operating activities included changes in operating assets and liabilities totaling $27,488 and ($4,615) for the nine months ended September 30, 2016 and 2015, respectively.

Our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

As of September 30, 2016, our cash balance was $775.   We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Mountain Laurel Holdings Inc. has indicated that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company.   However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 2. Exhibits
Exhibit Number	Description

31.1*		Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*		Section 1350 Certification of Chief Executive and Financial Officer
	* F	* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Results-Based Outsourcing Inc

Dated: November 14, 2016	By:	/s/ Mary Ellen Schloth
Mary Ellen Schloth
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Mary Ellen Schloth Mary Ellen Schloth	Chief Executive Officer, Chief Accounting Officer & Chairman	November 14, 2016