Form 10-K
period 2016-12-31
Results Based Outsourcing Inc
filed 2017-04-13
CIK 1629606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-209836
Commission file number

Results-Based Outsourcing Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0416399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2490 Blackrock Turnpike #344, Fairfield CT	06825
(Address of principal executive offices)	(Zip Code)

203.456.8088
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001

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

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding April 13, 2017
Common Stock, $0.0001 par value per share	4,107,000 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	Changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

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

The Company also looks to help clients identify, implement and maintain third-party Software-as-a-Service (“SAAS”) products that help streamline business operations through automation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not own any real estate or other properties.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is presently no established public trading market for our shares of common stock.

Holders of Our Common Stock

As of the date of filing we had 40 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The Company’s transfer agency is Island Stock Transfer located at 15500 Roosevelt Blvd. Suite 301, Clearwater, FL 33760. Phone 727.289.0010.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Stock-Based Compensation

On February 16, 2016, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 82,000 shares of common stock and the total payment of $15,000 to counsel for services rendered through the date the Company’s S-1 filing is declared effective. The $15,000 will be paid the sooner of any combination of; (i) the sum of $500 per month commencing on November 1, 2015, (ii) the first use of proceeds from the S-1 offering, or (iii) the change of control of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

●
Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
●
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
●
Compliance with new or revised accounting standards until those standards are applicable to private companies;
●
The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and
●
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

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Outsourcing has clearly becoming an integral part of a business strategy to achieve unparalleled performance.  Packaged outsourcing takes it to the next level. Savvy business owners intent on guiding their companies toward optimized performance began by outsourcing a single process.   That is the first step.  Now, leading organizations are seeing the benefits from combining - or packaging - a comprehensive set of end-to-end processes across core functions into a single, outsourcing arrangement - for example, accounting, tax and risk management.

Bundled outsourcing also addresses the challenge of managing multiple providers and contacts.  It is easier to manage and measure because it creates standardized, repeatable processes under one integrated governance structure that ensures maximum performance at lower sustained costs.

Our Market

Within the SME Market classification there are considerable company variation.  There are hundreds if not thousands of types of small businesses.   Just taking the NAICS (the North American Industry Classification System) or the SIC codes (the UK Standard Industrial Classification), there are over 1,000 classifications of business types from suppliers of asbestos products to X-ray apparatus.   However, we try to collapse these many categories into three broad groups:

●	Companies that produce, manufacture or process things;

●	Companies that retail, distribute or merchant things; or

●	Companies that offer professional advice or knowledge-based services.

Within SME Market, we understand that the sole proprietor is very different to the company that employs 50 people. We believe enterprises experience a change of focus once they employ just a few people. Once an enterprise employs additional staff, we believe management begins to place more emphasis on the subject of revenue growth and expense management. At that point its critical that they have in place a solid foundation for supporting back-office and operating tasks, initially established through outsourcing such activities.

Our Opportunity

SME company owners and managers often are tasked with functioning in a number of capacities in order to grow their business. However, at some point in time in the growth curve (Figure 1), a business owner or manager is faced with the decision of continuing to function in a number of capacities or to seek outside assistance. To help with this decision, we bring outsourced people, business processes and software tools to businesses to reduce costs and to run more efficiently and effectively. We believe that if a small business doesn’t embrace and leverage the power of outsourcing and automation, it significantly limits the company’s ability to keep pace with business growth goals and objectives. As such, we believe that our Services met a large un-met need for SME companies.

The SME Market is particularly attractive because:

●	it is large, continues to grow and remains underserved by professional services companies; and

●	it typically has fewer in-house resources than larger businesses and, as a result, is generally more dependent on external resources;

Our Strategy

Our strategy for growing our operations includes:

●	Rolling out various outbound sales and marketing campaigns to grow our client base;

●	Expanding our outsourced third party provider base to assist in cost efficiently delivering our services; and

●	Growth through acquisition with complementary service providers and software product companies.

Plan of Operations

We plan to establish a broad customer base by various traditional and internet marketing campaigns.

Over the next twelve months we plan to;

●
continue to standardize the processes of how our consulting services are provided. In January 2017 we introduced our new 4-Part Total Business Management Approach. The approach breaks down client’s businesses into 4 separate planning exercises;

1. Business innovation and growth plan
2. Risk management plan
3. Capital funding plan
4. Owner and employee wellness plan.

To support the delivery and manage the results of this approach we have developed a tool we refer to as our Business Innovation and Growth (BIG) Check-Up.

●
increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. In February 2017, along with the launch of our new website we commenced our 1st major social media and internet marketing campaign.

●
Expand our custom “program offerings”. Along with the launch of our new website, we introduced some of the programs. That included, Healthcare Cost Containment, Cause-Related Marketing, Business Innovation & Growth (BIG) “Boot Camps.”

●
Refine through independent research and feed-back from clients, our database of what we consider best-in-class business software-as-a-service tools.     We currently have database of approximately 100 such products.

●
Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission based organizations to further both business plans and reputation with the local community

Results of Operations

Summary of Key Results

For the years ended December 31, 2016 and 2015

Revenue and Cost of Revenues

Total revenue for the years ended December 31, 2016, and 2015 was $167,669, and $170,697, respectively.

Cost of revenues for the years ended December 31, 2016 and 2015 were $75,110 and $62,223, respectively. Such amounts included $43,650 and $37,000 paid to a related party, respectively.

Operating Expenses

Total operating and administrative expenses for the year ended December 31, 2016 and 2015 were $127,558 and $99,462, respectively. That amount included depreciation of $1,300 and $650, respectively and sales and marketing expenses of $11,259 and $3,296, respectively. The remaining amount primarily consists of professional services and reporting expenses. The Company recorded general and administrative costs of related party of $31,200 and $27,500, for the years ended December 31, 2016 and 2015, respectively. The Company recorded $1,640 in stock based compensation for the year ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $11,354 and a working capital deficit of $21,047.   Since inception, we have raised $35,098 in equity capital. We had a total stockholders’ deficit of $19,097 and an accumulated deficit of $56,238 as of December 31, 2016.

We had $6,401 of cash provided by and $4,519 of cash used in cash operating activities for the years ended December 31, 2016 and 2015, respectively. These include a net loss of $34,999 and net income of $9,012, respectively. Cash flows provided by (used in) operating activities included changes in operating assets and liabilities totaling $38,460 and ($14,181) for the years ended December 31, 2016 and 2015, respectively.

Our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

As of December 31, 2016, our cash balance was $11,354. We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Mountain Laurel Holdings Inc. has indicated that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016 AND 2015

RESULTS-BASED OUTSOURCING INC (FORMERLY DIGITAL COMMERCE SOLUTIONS INC)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Results Based Outsourcing, Inc.

We have audited the accompanying balance sheets of Results Based Outsourcing, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Results Based Outsourcing Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Results Based Outsourcing, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed inn Note 1 to the financial statements, the Company has a limited operating history and its continued growth is dependent upon obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 12, 2017

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

ASSETS	2016	2015

CURRENT ASSETS:
Cash or cash equivalents	$11,354	$4,953
Accounts receivable, net	10,500	-
Due from shareholder	-	13,000
Prepaid expenses	-	5,000
TOTAL CURRENT ASSETS	21,854	22,953

Fixed assets, net	1,950	3,250
TOTAL ASSETS	$23,804	$26,203

LIABILIATIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,401	$11,691
Accrued taxes	250	250
Due to shareholder	26,250	-
TOTAL CURRENT LIABILITIES	42,901	11,941

TOTAL LIABILITIES	42,901	11,941

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, and 4,107,000 and 4,025,000 shares issued and outstanding,
as of December 31, 2016 and 2015, respectively	411	403
Additional paid-in capital	36,730	35,098
Retained deficit	(56,238)	(21,239)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,097)	14,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,804	$26,203

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenues:
Professional service revenues	$166,478	$168,017
Client expense reimbursement	1,191	2,680
Total Revenues	167,669	170,697

Cost of revenues	31,460	25,223
Cost of revenues from a related party	43,650	37,000
Gross Profit	92,559	108,474

Operating expenses:
Marketing and sales	11,259	3,296
General and administrative	85,099	68,666
General and administrative costs from a related party	31,200	27,500
Total operating expenses	127,558	99,462

Net Income (Loss) from operations	(34,999)	9,012

Net Income (Loss) before taxes	(34,999)	9,012

Net Income (loss) applicable to common shareholders	$(34,999)	$9,012

Net income( loss) per share - basic and diluted	$(0.01)	$0.00

Weighted number of shares outstanding -
Basic and diluted	4,096,666	4,025,000

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2015
THROUGH DECEMBER 31, 2016

	Preferred Stock		Common		Paid-In	Retained	Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)
Balance December 31, 2014	-	$-	4,025,000	$403	$35,098	(30,251)	5,250

Net income for period	-	-				9,012	9,012

Balance December 31, 2015	-	$-	4,025,000	$403	$35,098	$(21,239)	$14,262

Net loss for period	-	-				(34,999)	(34,999)
Stock based compensation			82,000	8	1,632		1,640

Balance December 31, 2016	-	$-	4,107,000	$411	$36,730	$(56,238)	$(19,097)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31 2016	Year Ended December 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,999)	$9,012
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Stock based compensation	1,640	-
Depreciation	1,300	650

Change in operating assets and liabilities:
Accounts receivable	(10,500)	-
Due from(to) shareholder	39,250	(8,000)
Prepaid expenses	5,000	(5,000)
Accounts payable and accrued expenses	4,710	(1,181)
Net cash used in operating activities	$6,401	$(4,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and fixtures	-	(3,900)
Net cash (used in) investing activities	$-	$(3,900)

NET INCREASE (DECREASE) IN CASH	6,401	(8,419)

CASH AND CASH EQUIVALENTS at beginning of year	4,953	13,372
CASH AND CASH EQUIVALENTS at end of year	$11,354	$4,953

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)
NOTES TO FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

Results-Based Outsourcing Inc. (formerly Digital Commerce Solutions Inc) (the “Company”), formed on July 22, 2013, is engaged in providing a variety of out-sourced business services which include; accounting and bookkeeping, marketing, document storage, staffing, recruiting and personal executive organization (collectively, the “Services”). The Services are grouped into two offerings; (i) Business Process Outsourcing (“BPO”), and (ii) Software Managed Outsourcing (“SMO”). BPO services brings people and process to a client’s business that can ranged from providing a entire back office to individual projects. SMO services bring software tools to a client’s business to help them run more efficiently and effectively.

Going Concern Analysis

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $56,238 and had a working capital deficit of $21,047 at December 31, 2016. Our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through April 13, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of December 31, 2016 or December 31, 2015.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At December 31, 2016 and 2015, the allowance for potential credit losses was $0

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the year end December 31, 2016, and 2015 the Company recorded depreciation expense of $1,300 and $650, respectively.
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

The Company recognizes revenue as services are performed or monthly based upon contract terms. Contracts may either be for a specific project, or, a monthly recurring fee.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Statement of Operations.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2016 or 2015.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimates

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2016 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the year ended December 31, 2016, one customers make up 55% of our gross revenue. For the year ended December 31, 2015, four customers make up 93.4% of our gross revenue. They represent 16.4%, 47.5% and 14.6% and 14.9%.
 \
Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the year ended December 31, 2016 the Company recorded $1,640 in stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2016 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Common Stock

On February 16, 2016, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 82,000 shares of common stock and the total payment of $15,000 to counsel for services rendered through the date the Company’s S-1 filing is declared effective. The $15,000 will be paid the sooner of any combination of; (i) the sum of $500 per month commencing on November 1, 2015, (ii) the first use of proceeds from the S-1 offering, or (iii) the change of control of the Company.

4. Income Taxes

The provision for income taxes for the twelve months ended December 31, 2016 and 2015 was as follows (assuming a 15% effective tax rate):

	Year ended December 31, 2016	Year ended December 31, 2015

Current Tax Provision:
Federal-State-Local	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Loss carry-forwards	(5,250)	-
Change in valuation allowance	5,250	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as follows:

	December 31, 2016	December 31, 2015
Loss carry-forwards	$(8,436)	$3,186
Less - valuation allowance	8,436	(3,186)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2016, the Company had approximately $56,237 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for year end 2014, 2015 and 2016 are still subject to examination.

5. Related Party Loans and Transactions

Ocean Cross Business Solutions Group LLC.

On August 1, 2013 the Company has engaged the services of Ocean Cross Business Solutions Group LLC (“OCBSG Agreement”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. Ocean Cross Business Solutions Group LLC is owned by William Schloth, the husband of Mary Ellen Schloth, the CEO and sole shareholder of MLH, our major shareholder. The OCBSG Agreement provides for a base monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period. The Company terminated the OCBSG Agreement as of September 30, 2015 and no money is owed as of December 31, 2015 or 2016. The Company has reflected the above arrangement in statement of operation as related party expenses. For the year ended December 31, 2015, the Company has paid out $44,500. Of that amount, for the year ended December 31, 2015, $22,500 and $22,000, has been allocated to operating expenses and cost of revenue.

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. Mr. Schloth is the husband our Mary Ellen Schloth, the CEO and majority shareholder of MLH, our majority shareholder. The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period. The Agreement may be terminated by either party at any time. The Company did not owe any money under the WS Agreement as of December 31, 2016

The Company has reflected the above arrangement in the statements of operations as related party expenses. For the twelve months ended December 31, 2016 and 2015 the Company paid $74,850, and $20,000, respectively. For the twelve months ended December 31, 2016 and 2015, of that amount, $31,200 and 43,650, and, $5,000 and $15,000 have been allocated to operating expenses and cost of revenue, respectively.

Shareholder Loan

For the period ended, December 31, 2016 the Company owed MLH $26,250. For the period ended December 31, 2015, the Company had loaned MLH a total of $13,000. The loans are non-interest bearing with no agreement in place for repayment.

6.   Subsequent Events

Subsequent events have been evaluated through April 13, 2017 which is the date these financial statements were available to be issued.

On February 22, 2017, MLH loaned the Company $8,500.

On March 8, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000. The Note matures one year from issuance and has a 12% interest rate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2016 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Our management consists of:

Name	Age	Title

Mary Ellen Schloth	53	Chairman, Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Mr. Schloth has served as our President, Sole Director, CFO, CEO since our inception (July 22, 2013).   Since January 2015, Mrs. Schloth has been employed as a senior accounting manager for a non-profit corporation in Westport, Connecticut.  From January 2003 to January 2015, Mrs. Schloth was self-employed and performed business services for SME businesses.   These services have included supervising the accounting and financial reporting departments, organizing and managing human resource activities and automating processes, such as inventory management system, point of sale revenue systems, accounting system and sequel database programs.   Prior to being self employed, Ms. Schloth worked for a multi-national insurance and real estate management company in Greenwich, Connecticut, as Controller.  Prior to that employment, she was employed by Price Waterhouse in Stamford Connecticut as a senior auditor.   Ms. Schloth has a Bachelor of Science degree in accounting, with a minor in information systems, from Fairfield University.

Board of Directors

The minimum number of directors we are authorized to have is one and the maximum is three.  In no event may we have less than one director. Although we anticipate appointing additional directors in the future, as of the date hereof we have one director, Ms Mary Ellen Schloth. We considered Ms. Schloth’s prior financial, accounting and consulting experience were important factors in concluding that he was qualified to serve as one of our directors. Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board.

All directors will be reimbursed by us for any accountable expenses incurred in attending director meetings provided that we have the resources to pay these fees. We will consider applying for officers and director liability insurance at such time when we have the resources to do so.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

As of the date hereof, we have not established any Board committees.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and one director (both of whom are the same person), and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

● has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
● been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
● been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;
● been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
● been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mary Ellen Schloth CEO, CFO and Director	2015	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception.  We do not intend to pay salaries in the next twelve months.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

There is no formal employment arrangement with Mrs. Schloth at this time. As the date of this filing we have no permanent staff other than our President, Mrs. Schloth who is employed elsewhere and has the flexibility to work on the Company up to 5-10 hours per week. She is prepared to devote more time to our operations as may be required and as our finances permit. Mrs. Schloth’s compensation has not been fixed or based on any percentage calculations. She will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Mrs. Schltoh’s compensation amount may be formalized if and when the Company obtains future financing beyond the offering or if the Company generates sufficient cash flow to support his salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within sixty (60) days of the date of this Registration Statement are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 4,107,000 common shares issued and outstanding as of the date hereof.

Name And Address (1)	Beneficially Owned	Percentage Owned
Mountain Laurel Holdings Inc. (2)	3,500,000	85.2%
All directors and officers as a group (1 persons)	3,500,000	85.2%
_________________
(1) Unless otherwise stated, the address is 2490 Blackrock Turnpike #344, Fairfield CT 06825
(2) The address is: 80 Mountain Laurel Road, Fairfield, Connecticut 06824.  Mary Ellen Schloth, our CEO and Sole Director is the sole owner.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Presently, our sole officer and director provides office space to the Company for no charge. However, we do not have a written lease agreement. Our mailing address is 2490 Blackrock Turnpike #344, Fairfield CT 06825.

Ocean Cross Business Solutions Group LLC.

On August 1, 2013 the Company has engaged the services of Ocean Cross Business Solutions Group LLC (“OCBSG Agreement”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. Ocean Cross Business Solutions Group LLC is owned by William Schloth, the husband of Mary Ellen Schloth, the CEO and sole shareholder of MLH, our major shareholder. The OCBSG Agreement provides for a base monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period. The Company terminated the OCBSG Agreement as of September 30, 2015 and no money is owed as of December 31, 2015 or 2016. The Company has reflected the above arrangement in statement of operation as related party expenses. For the year ended December 31, 2015, the Company has paid out $44,500. Of that amount, for the year ended December 31, 2015, $22,500 and $22,000, has been allocated to operating expenses and cost of revenue.

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. Mr. Schloth is the husband our Mary Ellen Schloth, the CEO and majority shareholder of MLH, our majority shareholder. The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period. The Agreement may be terminated by either party at any time. The Company did not owe any money under the WS Agreement as of December 31, 2016

The Company has reflected the above arrangement in the statements of operations as related party expenses. For the twelve months ended December 31, 2016 and 2015 the Company paid $74,850, and $20,000, respectively. For the twelve months ended December 31, 2016 and 2015, of that amount, $31,200 and 43,650, and, $5,000 and $15,000 have been allocated to operating expenses and cost of revenue, respectively.

Shareholder Loan

For the period ended, December 31, 2016 the Company owed Mountain Laurel Holdings Inc(MHL), an entity owned and controlled by our sole officer and director $26,250. On February 22, 2017, MHL loaned the company $8,500. The loans are non-interest bearing with no agreement in place for repayment.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$13,500	$13,000
All Other Fees	1,500	1,500
Total	$15,000	$14,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Results-Based Outsourcing Inc

Dated: April 13, 2017	By:	/s/ Mary Ellen Schloth
Mary Ellen Schloth
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mary Ellen Schloth	Chief Executive Officer, Chief Accounting Officer & Chairman	April 13, 2017
Mary Ellen Schloth