Form 10-Q
period 2017-03-31
Results Based Outsourcing Inc
filed 2017-05-15
CIK 1629606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2017.
                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-209836

Results-Based Outsourcing Inc.
 (Exact name of registrant in its charter)

Delaware	32-0416399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2490 Blackrock Turnpike 344, Fairfield CT	06824
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 203.635.7600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) or the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2017
Common Stock, $0.0001 par value per share	4,107,000 shares

SIGNATURES	9

PART I. Financial Information

Item 1. Interim Financial Statements.

RESULTS-BASED OUTSOURCING INC
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

ASSETS	March 31, 2017	December 31, 2016

CURRENT ASSETS:
Cash or cash equivalents	$18,385	$11,354
Accounts receivable, net	19,500	10,500
TOTAL CURRENT ASSETS	37,885	21,854

Fixed assets, net	1,625	1,950
TOTAL ASSETS	$39,510	$23,804

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,875	$16,401
Accrued taxes	250	250
Accrued interest	189	-
Due to shareholder	34,750	26,250
Note payable	25,000	-
TOTAL CURRENT LIABILITIES	73,064	42,901

TOTAL LIABILITIES	73,064	42,901

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, and 4,107,000 issued and outstanding,
as of March 31, 2017 and December 31, 2016	411	411
Additional paid-in capital	36,730	36,730
Retained deficit	(70,695)	(56,238)
TOTAL STOCKHOLDERS' (DEFICIT)	(33,554)	(19,097)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$39,510	$23,804

The accompanying notes to financial statements are
an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenues:
Professional service revenues	$12,500	$103,478
Client expense reimbursement	-	413
Total Revenues	12,500	103,891

Cost of revenues	-	18,960
Cost of revenues from a related party	4,750	30,150
Gross Profit	7,750	54,781

Operating expenses:
Marketing and sales	282	287
Stock based compensation	-	1,640
General and administrative	18,736	34,523
General and administrative costs from a related party	3,000	17,500
Total operating expenses	22,018	53,950

Net Income (Loss) from operations	(14,268)	831

Other expenses
Interest expense	189	-
Total other expenses	189	-

Net Income (Loss) before taxes	(14,457)	831

Net Income (loss) applicable to common shareholders	$(14,457)	$831

Net income( loss) per share - basic and diluted	$(0.00)	$0.00

Weighted number of shares outstanding -
Basic and diluted	4,107,000	4,065,089

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance December 31, 2016	-	$-	4,107,000	$411	$36,730	$(56,238)	$(19,097)

Net loss for period	-	-				(14,457)	(14,457)

Balance March 31, 2017	-	$-	4,107,000	$411	$36,730	$(70,695)	$(33,554)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC
CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,457)	$831
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Stock based compensation	-	1,640
Depreciation	325	325

Change in operating assets and liabilities:
Accounts receivable	(9,000)	(20,413)
Due to shareholder	8,500	-
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	(3,526)	8,708
Accrued interest expense	189	-
Net cash used in operating activities	$(17,969)	$(3,909)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note issuance	25,000	-
Net cash provided by financing activities	$25,000	$-

NET INCREASE (DECREASE) IN CASH	7,031	(3,909)

CASH AND CASH EQUIVALENTS at beginning of year	11,354	4,953
CASH AND CASH EQUIVALENTS at end of year	$18,385	$1,044

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $70,695 and had a working capital deficit of $35,179 at March 31, 2017. Our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through May 15, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of March 31, 2017 or December 31, 2016.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At March 31, 2017 and and December 31, 2016, the allowance for potential credit losses was $0

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the three months ending March 31, 2017, and 2016, the Company recorded depreciation expense of $325 and $325, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three month periods ended March 31, 2017 or 2016.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2017 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended March 31, 2017, and 2016, three and five customers make up 100%, and 91%, respectively, of our gross revenue. They represent 27%, 36% and 36% for three months ended March 31, 2017 and 41%, 14%, 14%, 11% and 11% for the three months ended March 31, 2016. Only one customer was present in both periods.
 \
Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the three months ended March 31, 2017, and 2016, the Company recorded $0 and $1,640, respectively in stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2017 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company has begun limited evaluation of the possible impact of ASU 2014-15 including obtaining training on ASU-2014-09 and the contract review and does not anticipate that it will have a material impact on the Company's consolidated financial statements. We have a small number of conflicts which require an assessment and believe we have sufficient time for the implementation of ASU-2014-19.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Note Payable

On March 8, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000. The Note matures one year from issuance and has a 12% interest rate. For the three months ended March 31, 2017, the Company recorded $189 in interest expense

4. Common Stock

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

5. Income Taxes

The provision for income taxes for the three months ended March 31, 2017 and 2016 was as follows (assuming a 15%, and 3% effective tax rate for federal and state taxes, respectively):

	Three Months ended March 31, 2017	Three Months Ended March 31, 2016

Current Tax Provision:
Federal-State-Local	-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Loss carry-forwards	(2,602)	-
Change in valuation allowance	2,602	-

Total deferred tax provision	$-	$-

The Company had deferred income tax asset as of as follows:

	March 31, 2017	December 31, 2016
Loss carry-forwards	$(12,725)	$(8,436)
Less - valuation allowance	12,725	8,436

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2017 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of March 31, 2017, the Company had approximately $72,193 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The tax returns for the year end 2014, 2015 and 2016 are still subject to examination.

6. Related Party Loans and Transactions

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. Mr. Schloth is the husband our Mary Ellen Schloth, the CEO and majority shareholder of MLH, our majority shareholder. The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period. On January 1, 2017 the WS Agreement was revised to include a new minimum monthly payment of $1,000 which will represent a minimum of 10 hours of work per month. Should hours worked exceed the minimum hours, additional payments will be agreed upon amount. The Company did not owe any money under the WS Agreement as of March 31, 2017

The Company has reflected the above arrangement in statement of operation as related party expenses. For the three months ended March 31, 2017 and 2016 the Company paid $7,750, and $47,650, respectively. For the three months ended March 31, 2017 and 2016, of that amount, $3,000 and $17,500, and, $4,750 and $30,150 have been allocated to operating expenses and cost of revenue, respectively.

Shareholder Loan

For the period ended, March 31, 2017 the Company owed MLH $34,750. The loans are non-interest bearing with no agreement in place for repayment.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Our Opportunity

SME company owners and managers often are tasked with functioning in a number of capacities in order to grow their business.   However, at some point in time in the growth curve, a business owner or manager is faced with the decision of continuing to function in a number of capacities or to seek outside assistance. To help with this decision, we bring outsourced people, business processes and software tools to businesses to reduce costs and to run more efficiently and effectively.  We believe that if a small business doesn’t embrace and leverage the power of outsourcing and automation, it significantly limits the company’s ability to keep pace with business growth goals and objectives.    As such, we believe that our Services met a large un-met need for SME companies.

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

●
increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. In February 2017, along with the launch of our new website we commenced our 1st major social media and internet marketing campaign. For the three months ended March 31, 2017, we acquired two new clients from the campaign.

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

Summary of Key Results

For the unaudited three month periods ending March 31, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2017 and 2016 was $12,500 versus $103,891, respectively. Revenues are from professional services. The decline in revenue was due to the completion of various engagements. The Company has been transition its business model to more of a package service with recurring monthly payments. The revenue for the period ended March 31, 2017 was a result of two new clients and one legacy client who engagement continues with the Company since March 31, 2016.

Cost of revenues for the three months ended March 31, 2017 and 2016 was $7,750 versus $54,781, respectively.   Cost of revenue included payments to third party independent contractors plus $4,750 and $30,150 paid to a related party for the three months ended March 31, 2017 and 2016, respectively. The decrease in cost of revenue was due to fewer clients and the shift of the Company’s business to more of a packaged services model with smaller fees but recurring monthly payments.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 and 2016, was $22,018 versus $53,950, respectively. The decrease was primarily due to decreased professional services fees. The Company and stock-based compensation of $0 and $1,640, respectively.

Liquidity and Capital Resources

As of March 31, 2017

At March 31, 2017, we had cash of $18,385 and a working capital deficit of $35,179.   Since inception, we have raised $35,500 in equity capital.    We had a total stockholders’ deficit of ($33,554) and an accumulated deficit of $70,695 as of March 31, 2017.

We had $17,969 and $3,909 of cash used in operating activities for the three months ended March 31, 2017 and 2016, respectively.   These include a net loss of $14,457 and net income of $831, respectively.     Cash flows provided by (used in) operating activities included changes in operating assets and liabilities totaling ($3,837) and ($6,705) for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, MHL loaned the Company $8,500.

On March 8, 2017, we executed a promissory note for $25,000.

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

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the then existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we review the potential of conflicts of interest.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

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

The Company recognizes revenue as services are performed or monthly based upon contract terms. Contracts may either be for a specific project or a monthly recurring fee.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Results-Based Outsourcing Inc

Dated: May 15, 2017	By:	//Mary Ellen Schloth
Mary Ellen Schloth
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mary Ellen Schloth	Chief Executive Officer, Chief Accounting Officer & Chairman	May 15, 2017
Mary Ellen Schloth