Form 10-Q
period 2017-06-30
Results Based Outsourcing Inc
filed 2017-08-14
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2017.

                                    OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filter [  ]

Accelerated filter [  ]

Non-accelerated filter  [  ]

(Do not check if a smaller reporting company)

Smaller reporting company  [X]            Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) or the Exchange Act   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]     No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2017
Common Stock, $0.0001 par value per share	4,107,000 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

ASSETS	June 30, 2017	December 31, 2016

CURRENT ASSETS:
Cash or cash equivalents	$3,365	$11,354
Accounts receivable, net	8,500	10,500
TOTAL CURRENT ASSETS	11,865	21,854

Fixed assets, net	1,300	1,950
TOTAL ASSETS	$13,165	$23,804

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,775	$16,401
Accrued taxes	250	250
Accrued interest	937	-
Due to shareholder	12,250	26,250
Note payable	25,000	-
TOTAL CURRENT LIABILITIES	53,212	42,901

TOTAL LIABILITIES	53,212	42,901

Commitment & Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares
authorized, and 4,107,000 issued and outstanding,
as of June 30, 2017 and December 31, 2016	411	411
Additional paid-in capital	36,730	36,730
Retained deficit	(77,188)	(56,238)
TOTAL STOCKHOLDERS' (DEFICIT)	(40,047)	(19,097)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$13,165	$23,804

The accompanying notes to financial statements are

an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$15,500	$27,000	$28,000	$130,478
Client expense reimbursement	-	778	-	1,191
Total Revenues	15,500	27,778	28,000	131,669

Cost of revenues	-	12,500	-	31,460
Cost of revenues from a related party	6,000	5,500	10,750	35,650
Gross Profit	9,500	9,778	17,250	64,559

Operating expenses:
Marketing and sales	892	5,017	1,173	5,017
Stock based compensation	-	-	-	1,640
Depreciation	325	325	650	650
General and administrative	12,528	20,463	30,940	54,948
General and administrative costs from a related party	1,500	5,500	4,500	23,000
Total operating expenses	15,245	31,305	37,263	85,255

Net Loss from operations	(5,745)	(21,527)	(20,013)	(20,696)

Other expenses
Interest expense	748	-	937	-
Total other expenses	748	-	937	-

Net Loss	(6,493)	(21,527)	(20,950)	(20,696)

Net Loss applicable to common shareholders	$(6,493)	$(21,527)	(20,950)	$(20,696)

Net loss per share - basic and diluted	($0.00)	($0.01)	($0.01)	($0.01)

Weighted number of shares outstanding -
Basic and diluted	4,107,000	4,107,000	4,107,000	4,083,121

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance December 31, 2016	-	$ -	4,107,000	$ 411	$ 36,730	$ (56,238)	$ (19,097)

Net loss for period	-	-				(20,950)	(20,950)

Balance June 30, 2017	-	$ -	4,107,000	$ 411	$ 36,730	$ (77,188)	$ (40,047)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (20,950)	$ (20,696)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Stock based compensation	-	1,640
Depreciation	650	650

Change in operating assets and liabilities:
Accounts receivable	2,000	(8,000)
Due to shareholder	(14,000)	13,000
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	(1,626)	10,461
Accrued interest expense	937	-
Net cash (used in) provided by operating activities	$ (32,989)	$ 2,055

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	25,000	-
Net cash provided by financing activities	$ 25,000	$ -

NET INCREASE (DECREASE) IN CASH	(7,990)	2,055

CASH AND CASH EQUIVALENTS at beginning of year	11,354	4,953
CASH AND CASH EQUIVALENTS at end of year	$ 3,365	$ 7,008

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has a retained deficit of $77,188 and had a working capital deficit of $41,347 at June 30, 2017.   Our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through August 14, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.  The Company does not have any cash equivalents as of June 30, 2017 or December 31, 2016.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience.  The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.  At June 30, 2017 and December 31, 2016, the allowance for potential credit losses was $0

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the three and six months ending June 30, 2017, and 2016, the Company recorded depreciation expense of $325 and $325, and $650 and $650, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six month periods ended June 30, 2017 or 2016.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2017 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended June 30, 2017, and 2016, 3 and 1 customers make up 100%, and 77%, respectively, of our gross revenue.   They represent 39%, 32% and 29% for three months ended June 30, 2017 and 77% for the three months ended June 30, 2016.  One client was the same during both periods.

For the six months ended June 30, 2017, and 2016, 3 customers make up 100%, and 71%, respectively, of our gross revenue.   They represent 38%,32% and 30% for six months ended June 30, 2017 and 49%, 11%, and 11% for the six months ended June 30, 2016.   One client was the same during both periods.

Only 1 customer was present in both periods.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.   For the three and six months ended June 30, 2017, and 2016, the Company recorded $0 and $0, and $0 and $1,640, respectively in stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2017 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

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

3.  Note Payable

On March 8, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000. The Note matures one year from issuance and has a 12% interest rate. For the three and six months ended June 30, 2017, the Company recorded $748 and $937 in interest expense.

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

5. Related Party Loans and Transactions

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Original Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. Mr. Schloth is the husband our Mary Ellen Schloth, the CEO and majority shareholder of MLH, our majority shareholder. The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period. The Agreement may be terminated by either party at any time. On April 1, 2017, the Company and Mr. Schloth agreed to make the monthly payment variable based upon client work and general administrative work performed. The Company did not owe any money to Mr. Schloth as of June 30, 2017.

The Company has reflected the above arrangement in statement of operation as related party expenses. For the three months ended June 30, 2017 and 2016 the Company paid $7,500, and $11,000, respectively. Of those amount, $6,000 and $5,500, and, $1,500 and $5,500 have been allocated to cost of revenue and general and administrative expenses, respectively. For the six months ended June 30, 2017 and 2016 the Company paid $15,250, and $58,650, respectively. Of those amount, $10,750 and $35,650, and, $4,500 and $23,000 have been allocated to cost of revenue and general and administrative expenses, respectively.

Shareholder Loan

For the six months ended, June 30, 2017 the Company owed MLH $12,250.  The loans are non-interest bearing with no agreement in place for repayment.

6. Subsequent Events

In July 2017, the Company paid $8,000 back to MLH.

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

•

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

•

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

•

Expand our custom “program offerings”. Along with the launch of our new website, we introduced some of the programs.    That included, Healthcare Cost Containment, Cause-Related Marketing, Business Innovation & Growth (BIG) “Boot Camps.”

•

Refine through independent research and feed-back from clients, our database of what we consider best-in-class business software-as-a-service tools.     We currently have database of approximately 100 such products.

•

Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission based organizations to further both business plans and reputation with the local community

Results of Operations

Summary of Key Results

For the unaudited three-month periods ending June 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2017 and 2016 was $15,500 versus $27,778, respectively. Revenues are from professional services. The decline in revenue was due to the completion of various engagements.   The Company has been transitioning its business model to focus on provided packaged services that require a fixed monthly payment, not by project.

Cost of revenues for the three months ended June 30, 2017 and 2016 was $6,000 versus $18,000, respectively.   Cost of revenue included payments to third party independent contractors plus $6,000 and $5,5000 paid to a related party for the three months ended June 30, 2017 and 2016, respectively.  The decrease in cost of revenue was due to fewer clients and the shift of the Company’s business to more of a packaged services model with smaller fees but recurring monthly payments.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 and 2016, was $15,145 versus $31,305, respectively.   The decrease was primarily due to decreased professional services fees.

For the unaudited six-month periods ending June 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the six months ended June 30, 2017 and 2016 was $28,000 versus $131,669, respectively.   Revenues are from professional services.    The decline in revenue was due to the completion of various engagements.   The Company has been transition its business model to more of a package service with recurring monthly payments.

Cost of revenues for the three months ended June 30, 2017 and 2016 was $6,000 versus $18,000, respectively.   Cost of revenue included payments to third party independent contractors plus $6,000 and $5,500 paid to a related party for the three months ended June 30, 2017 and 2016, respectively.  The decrease in cost of revenue was due to fewer clients and the shift of the Company’s business to more of a packaged services model with smaller fees but recurring monthly payments.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 and 2016, was $15,245 versus $31,305, respectively.   The decrease was primarily due to decreased professional services fees.

For the unaudited six-month periods ending June 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the six months ended June 30, 2017 and 2016 was $28,000 versus $131,669, respectively.   Revenues are from professional services.    The decline in revenue was due to the completion of various engagements.   The Company has been transitioning its business model to focus on packaged services that require a fixed recurring monthly payment not by project.

Cost of revenues for the six months ended June 30, 2017 and 2016 was $10,750 versus $67,110, respectively.   Cost of revenue included payments to third party independent contractors plus $10,750 and $35,650 paid to a related party for the six months ended June 30, 2017 and 2016, respectively.  The decrease in cost of revenue was due to fewer clients and the shift of the Company’s business to more of a packaged services model with smaller fees but recurring monthly payments.

Operating Expenses

Total operating expenses for the six months ended June 30, 2017 and 2016, was $37,263 versus $85,255, respectively.   The decrease was primarily due to decreased professional services fees.   For the six months ended June 30, 2017 and 2016 the Company recorded stock-based compensation of $0 and $1,640, respectively.

Liquidity and Capital Resources

As of June 30, 2017

At June 30, 2017, we had cash of $3,365 and a working capital deficit of $41,347.   Since inception, we have raised $35,500 in equity capital. We had a total stockholders’ deficit of $40,047 and an accumulated deficit of $77.188 as of June 30, 2017.

We had $32,989 of cash used in, and $2,055 of cash provided by operating activities for the six months ended June 30, 2017 and 2016, respectively.   These include a net loss of $20,950 and net loss of $20,696, respectively. Cash flows (used in) provided by operating activities included changes in operating assets and liabilities totaling ($12,689) and $20,461 for the six months ended June 30, 2017 and 2016, respectively.    During the six months ended June 30, 2017, the Company repaid MLH $14,000.

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

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the then existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as time approved or ratified by the board or an officer.   We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we review the potential of conflicts of interest.

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

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the service has been provided to the customer;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3.   Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Results-Based Outsourcing Inc

Dated: August 14, 2017	By:	/s/ Mary Ellen Schloth
Mary Ellen Schloth
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Mary Ellen Schloth Mary Ellen Schloth	Chief Executive Officer, Chief Accounting Officer & Chairman	August 14, 2017