Form 10-Q
period 2017-09-30
Results Based Outsourcing Inc
filed 2017-11-14
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2017.

                                    OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-209836

Results-Based Outsourcing Inc.

 (Exact name of registrant in its charter)

Delaware	32-0416399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2490 Blackrock Turnpike 344, Fairfield CT	06825
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]     No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 14, 2017
Common Stock, $0.0001 par value per share	4,107,000 shares

Part I – Financial Statements.

Item 1. Interim Financial Statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

ASSETS	September 30, 2017	December 31, 2016

CURRENT ASSETS:
Cash or cash equivalents	$6,191	$11,354
Accounts receivable, net	5,000	10,500
TOTAL CURRENT ASSETS	11,191	21,854

Fixed assets, net	975	1,950
TOTAL ASSETS	$12,166	$23,804

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,415	$16,401
Accounts payable and accrued expenses - related party	2,000	-
Accrued taxes	250	250
Accrued interest	1,693	-
Deferred revenue	5,000	-
Due to shareholder	-	26,250
Note payable	25,000	-
TOTAL CURRENT LIABILITIES	59,358	42,901

TOTAL LIABILITIES	59,358	42,901

Commitment & Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares
authorized, and 4,107,000 issued and outstanding,
as of September 30, 2017 and December 31, 2016	411	411
Additional paid-in capital	36,730	36,730
Retained deficit	(84,333)	(56,238)
TOTAL STOCKHOLDERS' (DEFICIT)	(47,192)	(19,097)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$12,166	$23,804

The accompanying notes to financial statements are

an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$15,000	$22,000	$43,000	$152,478
Client expense reimbursement	-	-	-	1,191
Total Revenues	15,000	22,000	43,000	153,669

Cost of revenues	-	-	-	31,460
Cost of revenues from a related party	3,300	8,000	14,050	43,650
Gross Profit	11,700	14,000	28,950	78,559

Operating expenses:
Marketing and sales	1,219	3,900	2,393	8,918
Stock based compensation	-	-	-	1,640
Depreciation	325	325	975	975
General and administrative	15,945	15,159	46,884	70,107
General and administrative costs from a related party	600	8,200	5,100	31,200
Total operating expenses	18,089	27,584	55,352	112,840

Net Loss from operations	(6,389)	(13,584)	(26,402)	(34,281)

Other expenses
Interest expense	756	-	1,693	-
Total other expenses	756	-	1,693	-

Net Loss applicable to common shareholders	$(7,145)	$(13,584)	$(28,095)	$(34,281)

Net loss per share - basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Weighted number of shares outstanding -
Basic and diluted	4,107,000	4,107,000	4,107,000	4,091,385

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance December 31, 2016	-	$ -	4,107,000	$ 411	$ 36,730	$ (56,238)	$ (19,097)

Net loss for period	-	-				(28,095)	(28,095)

Balance September 30, 2017	-	$ -	4,107,000	$ 411	$ 36,730	$ (84,333)	$ (47,192)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (28,095)	$ (34,281)
Adjustments to reconcile net loss to cash (used in) operating activities:

Stock based compensation	-	1,640
Depreciation	975	975

Change in operating assets and liabilities:
Accounts receivable	5,500	(4,000)
Due from shareholder	-	13,000
Due to shareholder	(26,250)	9,250
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	9,014	4,238
Accounts payable and accrued expenses - related party	2,000	-
Deferred revenue	5,000	-
Accrued interest expense	1,693	-
Net cash (used in) operating activities	$ (30,163)	$ (4,178)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	25,000	-
Net cash provided by financing activities	$ 25,000	$ -

NET (DECREASE) IN CASH	(5,163)	(4,178)

CASH AND CASH EQUIVALENTS at beginning of year	11,354	4,953
CASH AND CASH EQUIVALENTS at end of year	$ 6,191	$ 775

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has a retained deficit of $84,333 and had a working capital deficit of $48,167 at September 30, 2017.   Our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through November 13, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our new majority shareholder and CEO, Flemming J.H. Hansen, will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.  The Company does not have any cash equivalents as of September 30, 2017 or December 31, 2016.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience.  The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.  At September 30, 2017 and December 31, 2016, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the three and nine months ending September 30, 2017, and 2016, the Company recorded depreciation expense of $325 and $325, and $975 and $975, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine month periods ended September 30, 2017 or 2016.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimates.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2017 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended September 30, 2017, and 2016, 4 and 2 customers make up 100%, and 84%, respectively, of our gross revenue.   They represent 63%, 17% and 10% and 10% for three months ended September 30, 2017 and 66% and 18% for the three months ended September 30, 2016.    One client was the same during both periods.

For the nine months ended September 30, 2017, and 2016, 3 and 3 customers make up 94%, and 71%, respectively, of our gross revenue.   They represent 47%, 24% and 23% for nine months ended September 30, 2017 and 51%, 10% and 10% for the nine months ended September 30, 2016.   One client was the same during both periods.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.   For the three and nine months ended September 30, 2017, and 2016, the Company recorded $0 and $0, and $0 and $1,640, respectively in stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2017 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Codification Update No. 2016-09 Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The adoption of this standard did not have a significant effect on the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.    While the Company does not anticipant that this ASU will have a material impact on the financial statements, we understand it will require increased qualitative and quantitative disclosures about the nature, amount, timing and uncertainty arising from contracts with customers.   The Company is still evaluating the impact of this ASU.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Note Payable

On March 8, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000.    The Note matures one year from issuance and has a 12% interest rate.    For the three and nine months ended September 30, 2017, the Company recorded $756 and $1,693 in interest expense.

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

5. Related Party Loans and Transactions

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Original Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services.    Mr. Schloth is the husband our Mary Ellen Schloth, the CEO and majority shareholder of Mountain Laurel Holdings Inc (MLH) , our majority shareholder.    The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.     The Agreement may be terminated by either party at any time.    On April 1, 2017, the Company and Mr. Schloth agreed to make the monthly payment variable based upon client work and general administrative work performed.   The Company owed $2,000 to Mr. Schloth as of September 30, 2017.

The Company has reflected the above arrangement in statement of operation as related party expenses. For the three months ended September 30, 2017 and 2016 the Company paid $3,900, and $16,200, respectively.   Of those amount, $3,300 and $8,000, and, $600 and $5,100 have been allocated to cost of revenue and general and administrative expenses, respectively.    For the nine months ended September 30, 2017 and 2016 the Company paid $19,150, and $74,850, respectively.   Of those amount, $14,050 and $8,200, and, $43,650 and $31,200 have been allocated to cost of revenue and general and administrative expenses, respectively.

6. Subsequent Events

In October 2017, the Company received $12,500 from MLH.

On October 30, 2017, MLH entered into a stock purchase agreement, selling 3,537,500 shares (86.13%) of the Company.    The Company intends to continue its business plan including accessing the network, both domestically and internationally, of its new majority shareholder and CEO.

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

•

Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission based organizations to further both business plans and reputation with the local community

•

Increase efforts to help international companies looking to establish operations in the United States with their back-office support services – both setup and ongoing operations

Results of Operations

Summary of Key Results

For the unaudited three-month periods ending September 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the three months ended September 30, 2017 and 2016 was $15,000 versus $22,000, respectively. Revenues are from professional services. The Company has been transitioning its business model to focus on provided packaged services that require a fixed monthly payment, not by project.

Cost of revenues for the three months ended September 30, 2017 and 2016 was $3,300 versus $8,000, respectively.   All such cost are to a related party.   The decrease in cost of revenue was due to the shift of the Company’s business to more of a packaged services model with smaller fees but recurring monthly payments and lower fees taken by the related party during the quarter.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 and 2016, was $18,089 versus $27,584, respectively. The decrease was primarily due to decreased professional services fees and lower fees taken by the related party.

For the unaudited nine-month periods ending September 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the nine months ended September 30, 2017 and 2016 was $43,000 versus $153,669, respectively. Revenues are from professional services.    The decline in revenue was due to the completion of various engagements. The Company has been transitioning its business model to focus on packaged services that require a fixed recurring monthly payment not by project.

Cost of revenues for the nine months ended September 30, 2017 and 2016 was $14,050 versus $75,110 respectively.   Cost of revenue included payments to third party independent contractors plus $14,050 and $43,650 paid to a related party for the nine months ended September 30, 2017 and 2016, respectively.   The decrease in cost of revenue was due to fewer clients and the shift of the Company’s business to more of a packaged services model with smaller fees but recurring monthly payments and lower fees taken by the related party.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2017 and 2016, was $55,352 versus $112,840, respectively.   Of that amount, $5,100 and $31,200 was paid to a related party.   The decrease was primarily due to decreased professional services fees and lower fees taken by the related party.   For the nine months ended September 30, 2017 and 2016 the Company recorded stock-based compensation of $0 and $1,640, respectively.

Liquidity and Capital Resources

As of September 30, 2017

At September 30, 2017, we had cash of $6,191 and a working capital deficit of $48,167.   Since inception, we have raised $35,500 in equity capital.      We had a total stockholders’ deficit of $47,192 and an accumulated deficit of $84,333 as of September 30, 2017.

We had $30,163 and $4,178 of cash used in operating activities for the nine months ended September 30, 2017 and 2016, respectively.   These include a net loss of $28,095 and net loss of $34,281, respectively.     Cash flows (used in) operating activities included changes in operating assets and liabilities totaling $(3,043) and $27,488 for the nine months ended September 30, 2017 and 2016, respectively.    During the nine months ended September 30, 2017, the Company repaid MLH $26,250, which is included in operating activities.

On March 8, 2017, we executed a promissory note for proceeds of $25,000.

Our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.  In the event that our revenues from operations are insufficient to meet our working capital needs, our new major shareholder and CEO, Flemming J.H. Hansen. has indicated he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company.   However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Results-Based Outsourcing Inc

Dated: November 14, 2017	By:	/s/ Flemming J.H Hansen
Flemming J.H. Hansen
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Flemming J.H. Hansen Flemming J.H. Hansen	Chief Executive Officer, Chief Accounting Officer & Chairman	November 14, 2017