Form 10-K
period 2017-12-31
Results Based Outsourcing Inc
filed 2018-06-15
CIK 1629606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

203.635.7600

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]      No [X]

(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding June 15, 2018
Common Stock, $0.0001 par value per share	4,107,000 shares

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

PART I

Item 1. Business.

Results-Based Outsourcing Inc. (formerly Digital Commerce Solutions Inc.) (the “Company”), was formed on July 22, 2013.  The Company is a consulting company for the small business enterprise market (the “SME Market”).   In general, SME Market companies range from sole proprietors – the one-person band running his or her business with no employees – through to those that have up to 50 employees.    The Company targets those SME companies with limited resources and/or infrastructure looking to outsource their operations and/or corporate-level functions (“Business Services”).  Such Business Services might include, financial reporting, accounting, sales and marketing, compliance, legal, human resource management or investor relations.

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

None.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information

Our common stock is quoted on the OTC Markets under the trading symbol “RBOS.”. The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2017 and 2016:

Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2017	$0.30	0.10
September 30, 2017	$0.10	0.04
June 30, 2017	$-	-
March 31, 2017	$-	-
December 31, 2016	$-	-
September 30, 2016	$-	-
June 30, 2016	$-	-
March 31, 2016	$-	-

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)       Holders of Our Common Stock

As of the date of filing we had 40 shareholders of our common stock.

(c)  Dividends

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

(d)      Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The Company’s transfer agency is Island Stock Transfer located at 15500 Roosevelt Blvd. Suite 301, Clearwater, FL 33760.   Telephone (727) 289-0010.

Recent Sales of Unregistered Securities

None.

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

-

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

-

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

-

Expand our custom “program offerings”.    Along with the launch of our new website, we introduced some of the programs.    That included, Healthcare Cost Containment, Cause-Related Marketing, Business Innovation & Growth (BIG) “Boot Camps.”

-

Refine through independent research and feed-back from clients, our database of what we consider best-in-class business software-as-a-service tools.     We currently have database of approximately 100 such products.

-

Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission based organizations to further both business plans and reputation with the local community

Results of Operations

Summary of Key Results

For the years ended December 31, 2017 and 2016

Revenue and Cost of Revenues

Total revenue for the years ended December 31, 2017, and 2016 was $54,500, and $167,669, respectively.  The primary reason for the decline in revenues was due to the shift in the Company’s business to more of a packaged services model with small fees but recurring monthly payments rather than one-time project engagements.

Cost of revenues for the years ended December 31, 2017 and 2016 were $21,550 and $75,110, respectively. Such amounts included $14,050 and $43,650 paid to a related party, respectively.

The primary reason for the decline in cost of revenue was due to the shift in the Company’s business to more of a packaged services model with small fees but recurring monthly payments rather than one-time project engagements and lower fees taken by the related party

Operating Expenses

Total operating and administrative expenses for the year ended December 31, 2017 and 2016 were $59,487 and $127,558, respectively.    That amount included depreciation of $1,300 and $1,300, respectively and sales and marketing expenses of $2,393 and $11,259 respectively.  The remaining amount primarily consists of professional services and reporting expenses.  The Company recorded general and administrative costs of related party of $5,100 and $31,200, for the years ended December 31, 2017 and 2016, respectively.  The Company recorded $1,640 in stock based compensation for the year ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, we had cash of $0 and a working capital deficit of $27,862.  Since inception, we have raised $35,098 in equity capital.   We had a total stockholders’ deficit of $27,212 and an accumulated deficit of $85,224 as of December 31, 2017.

We had $36,354 of cash used in and $6,401 of cash provided by operating activities for the years ended December 31, 2017 and 2016, respectively.    These include a net loss of $28,986 and $34,999 respectively.  Cash flows provided by (used in) operating activities included changes in operating assets and liabilities totaling $29,539 and $(8,669) for the years ended December 31, 2017 and 2016, respectively.

Our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

As of December 31, 2017, our cash balance was $0.  We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs.  Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.  In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Flemming Hansen, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company.  However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

The Company recognizes revenue as services are performed.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 8. Financial Statements

RESULTS-BASED OUTSOURCING INC

(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

RESULTS-BASED OUTSOURCING INC

(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Results Based Outsourcing Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Results Based Outsourcing Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2015.

Somerset, New Jersey

June 14, 2018

RESULTS-BASED OUTSOURCING INC

(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)

BALANCE SHEETS AS OF DECEMBER 31, 2017 AND 2016

ASSETS	December 31, 2017	December 31, 2016

CURRENT ASSETS:
Cash or cash equivalents	$ -	$ 11,354
Accounts receivable, net	-	10,500
TOTAL CURRENT ASSETS	-	21,854

Fixed assets, net	650	1,950
TOTAL ASSETS	$ 650	$ 23,804

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ -	$ 16,401
Accrued taxes	250	250
Accrued interest	2,449	-
Due to shareholder	163	26,250
Note payable	25,000	-
TOTAL CURRENT LIABILITIES	27,862	42,901

TOTAL LIABILITIES	27,862	42,901

Commitment & Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares
authorized, and 4,107,000 issued and outstanding,
as of December 31, 2017 and 2016	411	411
Additional paid-in capital	57,601	36,730
Retained deficit	(85,224)	(56,238)
TOTAL STOCKHOLDERS' (DEFICIT)	(27,212)	(19,097)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 650	$ 23,804

The accompanying notes to financial statements are

an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenues:
Professional service revenues	$ 54,500	$ 166,478
Client expense reimbursement	-	1,191
Total Revenues	54,500	167,669

Cost of revenues	7,500	31,460
Cost of revenues from a related party	14,050	43,650
Gross Profit	32,950	92,559

Operating expenses:
Marketing and sales	2,393	11,259
General and administrative	51,994	85,099
General and administrative costs from a related party	5,100	31,200
Total operating expenses	59,487	127,558

Net Loss from operations	(26,537)	(34,999)

Other expenses
Interest expense	2,449	-
Total other expenses	2,449	-

Net Loss before taxes	(28,986)	(34,999)

Net Loss applicable to common shareholders	(28,986)	$ (34,999)

Net loss per share - basic and diluted	($0.01)	($0.01)

Weighted number of shares outstanding -
Basic and diluted	4,107,000	4,096,666

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)

STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2015

THROUGH DECEMBER 31, 2017

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance December 31, 2015	-	$ -	4,025,000	$ 403	$ 35,098	$ (21,239)	$ 14,262

Net loss for period	-	-				(34,999)	(34,999)
Stock based compensation			82,000	8	1,632		1,640

Balance December 31, 2016	-	$ -	4,107,000	$ 411	$ 36,730	$ (56,238)	$ (19,097)

Forgiveness of majority shareholder's debt with sale					20,871		20,871
Net loss for period	-	-				(28,986)	(28,986)

Balance December 31, 2017	-	$ -	4,107,000	$ 411	$ 57,601	$ (85,224)	$ (27,212)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

(FORMERLY DIGITAL COMMERCE SOLUTIONS INC)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (28,986)	$ (34,999)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Stock based compensation	-	1,640
Depreciation	1,300	1,300

Change in operating assets and liabilities:
Accounts receivable	10,500	(10,500)
Due to shareholder	(20,835)	39,250
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	(783)	4,710
Accrued interest expense	2,449	-
Net cash provided by (used in) operating activities	$ (36,354)	$ 6,401

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	25,000	-
	$ 25,000	-
Net cash provided by financing activities
NET INREASE (DECREASE) IN CASH	(11,354)	6,401

CASH AND CASH EQUIVALENTS at beginning of year	11,354	4,953
CASH AND CASH EQUIVALENTS at end of year	$ (0)	$ 11,354

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Supplemental schedule of non-cash investing and financing activities
Sale of majority shareholder's stock	$ 20,871	$ -
Stock based compensation	$ -	$ 1,640

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

On October 30, 2017, Mountain Laurel Holdings, Inc (“MHL”), the Company’s then majority shareholder, and three affiliates, sold their stock, 3,500,000 and 37,500, respectively, collectively representing 86.1% of the Company, to Flemming J.H Hansen (“Hansen”).    Along with the Transaction, the sole owner of MHL, the then sole officer and director resigned in all capacities and Hansen became the sole officer and director.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $85,224 and has a working capital deficit of $27,862 at December 31, 2017.     Although we are generating revenue, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through June 14, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of December 31, 2017 or December 31, 2016.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience.  The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.  At December 31, 2017 and 2016, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the year end December 31, 2017, and 2016 the Company recorded depreciation expense of $1,300 and $1,300, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2017 or 2016.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2017 and 2016 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the year ended December 31, 2017, four customers made up 100% of our gross revenue.  They represent 43%, 22%, 21% and 14%.  For the year ended December 31, 2016, one customer made up 55% of our gross revenue.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the year ended December 31, 2017 and 2016 the Company recorded $0 and $1,640, respectively, in stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2017 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Codification Update No. 2016-09 Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this amendment had no effect on the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this amendment had no effect on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Note Payable

On March 16, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000.    The Note matures one year from issuance and has a 12% interest rate.    For the year ended December 31, 2017, the Company recorded $2,449 in interest expense.    Per an amendment to Note, the due date was extended until December 31, 2018.

4. Common Stock

On February 16, 2016, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 82,000 shares of common stock and the total payment of $15,000 to counsel for services rendered through the date the Company’s S-1 filing is declared effective.    The $15,000 will be paid the sooner of any combination of; (i) the sum of $500 per month commencing on November 1, 2015, (ii) the first use of proceeds from the S-1 offering, or (iii) the change of control of the Company.   As part of the sale of the majority shareholder’s stock the remaining balance owed under this arrangement was paid off.   No amounts were due as of December 31, 2017.

5. Income Taxes

The provision for income taxes for the twelve months ended December 31, 2017 and 2016 was as follows (assuming a 21% effective tax rate):

	Year Ended December 31, 2017	Year Ended December 31, 2016

Current Tax Provision:
Federal-State-Local	-	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Loss carry-forwards	(5,218)	(5,250)
Change in valuation allowance	5,218	5,250

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Loss carry-forwards	$ (15,340)	$ (8,436)
Less - valuation allowance	15,340	8,436

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2017 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2017, the Company had approximately $85,224 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.  The tax returns for year-end 2015, 2016 and 2017 are still subject to examination.

6. Related Party Loans and Transactions

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Agreement”) to provide assistance with filing of the Company’s Registration Statement on Form S-1, general accounting, finance, general management and client delivery services.    Mr. Schloth is the husband our Mary Ellen Schloth, the then CEO and majority shareholder of MLH, the Company’s then majority shareholder.  The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.  Along with MLH’s Transaction the WS Agreement.  No amounts are owed under the WS Agreement as of December 31, 2017.

During the period the WS Agreement was in-place the Company has reflected the above arrangement in the statements of operations as related party expenses. For the twelve months ended December 31, 2017 and 2016 the Company paid $19,150, and $74,850, respectively.   For the twelve months ended December 31, 2017 and 2016, of that amount, $5,100 and $31,200, and, $14,050 and $43,650 have been allocated to operating expenses and cost of revenue, respectively.

Shareholder Loan

For the periods ended December 31, 2017 and 2016, the Company owed the sole officer and director $163 and $26,250.

7.   Subsequent Events

On June 7, 2018, the Company executed an addendum (the “Addendum”) to the promissory note. The Addendum extended the due date to December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2017 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2017.   This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Our management consists of:

Name	Age	Title

Flemming J.H. Hansen	71	Chairman, Chief Executive Officer and Chief Financial Officer

Flemming J.H. Hansen, 71, Chairman, Chief Executive Officer and Chief Financial Officer. Mr. Hansen has served as our President, Sole Director, CFO, CEO since October 30, 2017.  Mr. Hansen brings years of experience in legal and venture capital. Mr. Hansen graduated from University of British Columbia Law School in 1977 and owned and managed his own firm, Hansen & Associates until he stopped practicing law in 1990. Since that period Mr. Hansen moved to the Philippines and currently works as a Senior Financial Investment and Venture Capital Business Consultant.

Board of Directors

The minimum number of directors we are authorized to have is one and the maximum is three.  In no event may we have less than one director. Although we anticipate appointing additional directors in the future, as of the date hereof we have one director, Mr. Flemming J.H. Hansen.  We considered Mr. Hansen’s prior business experience and years as a practicing attorney were important factors in concluding that he was qualified to serve as one of our directors.  Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board.

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

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Flemming J.H Hansen CEO, CFO and Director(*)	2017	-	-	-	-	-	-	-	-
Mary Ellen Schloth	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

(*) Mr.Hansen became the company’s sole director and officer on October 30, 2017 along with his purchase of the majority shareholder’s shares.   Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors during the years ended December 31, 2017 and 2016.  We do not intend to pay salaries in the next twelve months.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

There is no formal employment arrangement with Mr. Hansen at this time.   As the date of this filing we have no permanent staff other than our President, Mr. Hansen who is employed elsewhere and has the flexibility to work on the Company up to 20 hours per week.   He is prepared to devote more time to our operations as may be required and as our finances permit.   Mr. Hansen’s compensation has not been fixed or based on any percentage calculations.   He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Mr. Hansen’s compensation amount may be formalized if and when the Company obtains future financing beyond the offering or if the Company generates sufficient cash flow to support his salary.

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

Name And Address (1)	Beneficially Owned	Percentage Owned
Flemming J.H. Hansen	3,500,000	85.2%
All directors and officers as a group (1 persons)	3,500,000	85.2%

_________________

(1)	Unless otherwise stated, the address is 2490 Blackrock Turnpike #344, Fairfield CT 06825

Item 13. Certain Relationships and Related Transactions, and Director Independence.

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services.  Mr. Schloth is the husband our Mary Ellen Schloth, the then CEO and majority shareholder of MLH, our former majority shareholder.   The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.  Along with MLH’s Transaction the WS Agreement.  No amounts are owed under the WS Agreement as of December 31, 2017.

During the period the WS Agreement was in-place the Company has reflected the above arrangement in the statements of operations as related party expenses. For the twelve months ended December 31, 2017 and 2016 the Company paid $19,150, and $74,850, respectively.  For the twelve months ended December 31, 2017 and 2016, of that amount, $5,100 and $31,200, and, $14,050 and $43,650 have been allocated to operating expenses and cost of revenue, respectively.

Shareholder Loan

For the period ended December 31, 2017, the Company owed the sole officer and director $163.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees	$ 15,000	$ 15,500
All Other Fees	-	-

Total	$ 15,000	$ 15,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Results-Based Outsourcing Inc

Dated: June 15, 2018	By:	/s/Flemming J.H. Hansen
Flemming J.H. Hansen
Chief Executive Officer, Chief Accounting Officer & Chairman (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Flemming J.H. Hansen Flemming J.H Hansen	Chief Executive Officer, Chief Accounting Officer & Chairman (Principal Executive and Accounting Officer)	June 15, 2018