Form 10-Q
period 2018-03-31
Results Based Outsourcing Inc
filed 2018-08-10
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2018.

                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-209836

Results-Based Outsourcing Inc.

 (Exact name of registrant in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

2490 Blackrock Turnpike 344, Fairfield CT
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) or the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 9, 2018
Common Stock, $0.0001 par value per share	4,107,000 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

ASSETS	March 31, 2018	December 31, 2017

CURRENT ASSETS:
Cash or cash equivalents	$ -	$ -
Accounts receivable, net	-	-
TOTAL CURRENT ASSETS	-	-

Fixed assets, net	325	650
TOTAL ASSETS	$ 325	$ 650

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 10,233	$ -
Accrued taxes	250	250
Accrued interest	3,205	2,449
Due to shareholder	1,049	163
Note payable	25,000	25,000
TOTAL CURRENT LIABILITIES	39,737	27,862

TOTAL LIABILITIES	39,737	27,862

Commitment & Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares
authorized, and 4,107,000 issued and outstanding,
as of March 31, 2018 and December 31, 2017	411	411
Additional paid-in capital	57,601	57,601
Retained deficit	(97,424)	(85,224)
TOTAL STOCKHOLDERS' (DEFICIT)	(39,412)	(27,212)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 325	$ 650

The accompanying notes to financial statements are

an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$ -	$ 12,500
Total Revenues	-	12,500

Cost of revenues from a related party	-	4,750
Gross Profit	-	4,750

Operating expenses:
Marketing and sales	-	282
General and administrative	11,444	18,736
General and administrative costs from a related party	-	3,000
Total operating expenses	11,444	22,018

Net loss from operations	(11,444)	(14,268)

Other expenses
Interest expense	756	189
Total other expenses	756	189

Net Loss before taxes	$ (12,200)	$ (14,457)

Net loss applicable to common shareholders	$ (12,200)	$ (14,457)

Net loss per share - basic and diluted	($0.00)	($0.00)

Weighted number of shares outstanding -
Basic and diluted	4,107,000	4,107,000

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)
Balance December 31, 2017	-	$ -	4,107,000	$ 411	$ 57,601	$ (85,224)	$ (27,212)

Net loss for period	-	-				(12,200)	(12,200)

Balance March 31, 2018	-	$ -	4,107,000	$ 411	$ 57,601	$ (97,424)	$ (39,412)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (12,200)	$ (14,457)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	325	325
Change in operating assets and liabilities:
Accounts receivable	-	(9,000)
Accounts payable and accrued expenses	10,233	(3,526)
Accrued interest expense	756	189
Net cash used in operating activities	$ (886)	$ (26,469)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to shareholder	886	8,500
Proceeds from issuance of note payable	-	25,000
Net cash provided by financing activities	$ 886	$ 33,500

NET INCREASE (DECREASE) IN CASH	-	7,031

CASH AND CASH EQUIVALENTS at beginning of year	-	11,354
CASH AND CASH EQUIVALENTS at end of year	$ -	$ 18,385

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

Results-Based Outsourcing Inc. (formerly Digital Commerce Solutions Inc) (the “Company”), formed on July 22, 2013, is engaged in providing a variety of out-sourced business services which include; accounting and bookkeeping, marketing, document storage, staffing, recruiting and personal executive organization (collectively, the “Services”).  The Services are grouped into two offerings; (i) Business Process Outsourcing (“BPO”), and (ii) Software Managed Outsourcing (“SMO”).   BPO services brings people and process to a client’s business that can range from providing an entire back office to individual projects.   SMO services bring software tools to a client’s business to help them run more efficiently and effectively.

On October 30, 2017, Mountain Laurel Holdings, Inc (“MHL”), the Company’s then majority shareholder, and three affiliates, sold their stock, 3,500,000 and 37,500 shares, respectively, collectively representing 86.1% of the Company’s capital stock, to Flemming J.H Hansen (“Hansen”).    Along with the Transaction, the sole owner of MHL, the then sole officer and director resigned in all capacities and Hansen became the sole officer and director.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $97,424 and had a working capital deficit of $39,737 at March 31, 2018. Our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through August 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our majority shareholder and CEO, Flemming J.H. Hansen, will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of March 31, 2018 or December 31, 2017.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At March 31, 2018 and December 31, 2017, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight-line method of accounting. For the three months ending March 31, 2018, and 2017, the Company recorded depreciation expense of $325 and $325, respectively.

Revenue Recognition

The Company derives its revenue from the sale of compliance, legal, risk management and management and public reporting consulting services. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

Topic 606 is effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

Services revenue is recognized when the professional consulting or other ancillary services are provided to the customer.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Statement of Operations.

The Company provides customers with payment terms of thirty days.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three-month periods ended March 31, 2018 or 2017.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2018, the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended March 31, 2017, three customers made up 100% of our gross revenue. They represent 28%, 36%, 36%, for the three months ended March 31, 2017.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the three months ended March 31, 2018, and 2017, the Company recorded no stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2018 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company has begun limited evaluation of the possible impact of ASU 2014-15 including obtaining training on ASU-2014-09 and the contract review and does not anticipate that it will have a material impact on the Company's consolidated financial statements.  We determined that the effect for the initial application did not materially impact the financial statements for the implementation of ASU-2014-09.

Topic 606 is effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Note Payable

On March 8, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000. Per an amendment to the Note, the due date was extended until December 31, 2018 and has a 12% interest rate. For the three months ended March 31, 2018, the Company recorded $756 in interest expense.

4. Related Party Loans and Transactions

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services.    Mr. Schloth is the husband of Mary Ellen Schloth, the then CEO and majority shareholder of MLH, our former majority shareholder.  The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.  No amounts are owed under the WS Agreement as of March 31, 2018.

During the period the WS Agreement was in-place the Company has reflected the above arrangement in the statements of operations as related party expenses. For the three months ended March 31, 2018 and 2017 the Company paid $0, and $7,750, respectively. For the three months ended March 31, 2018 and 2017, of that amount, $0 and $0, and, $3,000 and $4,750 have been allocated to operating expenses and cost of revenue, respectively.

Shareholder Loans

For the period ended March 31, 2018 and December 31, 2017, the Company owed the sole officer and director $1,049 and $163, respectively.

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

Outsourcing has clearly become an integral part of a business strategy to achieve unparalleled performance.  Packaged outsourcing takes it to the next level. Savvy business owners intent on guiding their companies toward optimized performance began by outsourcing a single process.   That is the first step.  Now, leading organizations are seeing the benefits from combining - or packaging - a comprehensive set of end-to-end processes across core functions into a single, outsourcing arrangement - for example, accounting, tax and risk management.

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

The SME Market is particularly attractive because:

●	it is large, continues to grow and remains underserved by professional services companies; and

●	it typically has fewer in-house resources than larger businesses and, as a result, is generally more dependent on external resources;

Our Strategy

Our strategy for growing our operations includes:

●	Rolling out various outbound sales and marketing campaigns to grow our client base;

●	Expanding our outsourced third-party provider base to assist in cost efficiently delivering our services; and

●	Growth through acquisition with complementary service providers and software product companies.

Plan of Operations

 We plan to establish a broad customer base by various traditional and internet marketing campaigns.

Over the next twelve months we plan to;

 ·        Increase efforts to acquire new clients. We plan to do internet marketing that might include, search   engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization.   We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling.

·        Expand our custom “program offerings”. Along with the launch of our new website, we introduced some of the programs.    That included, Healthcare Cost Containment, Cause-Related Marketing, Business Innovation & Growth (BIG) “Boot Camps.”

·       Refine through independent research and feed-back from clients, our database of what we consider best-in-class business software-as-a-service tools.     We currently have database of approximately 100 such products.

·       Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission-based organizations to further both business plans and reputation with the local community.

·       Increase efforts to help international companies looking to establish operations in the United States with their back-office support services – both setup and ongoing operations.

Results of Operations

Summary of Key Results

For the unaudited three-month periods ending March 31, 2018 and 2017

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2018 and 2017 was $0 versus $12,500, respectively. Revenues are from professional services. The Company has been transitioning its business model to focus on provided packaged services that require a fixed monthly payment, not by project.

Cost of revenues for the three months ended March 31, 2018 and 2017 was $0 versus $4,750, respectively.   Cost of revenue included payments to a related party for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 and 2017, was $11,444 versus $22,018, respectively. The decrease was primarily due to decreased office expenses, professional services fees and lower fees taken by the related party.

Liquidity and Capital Resources

As of March 31, 2018

At March 31, 2018, we had cash of $0 and a working capital deficit of $39,737.   Since inception, we have raised $35,098 in equity capital.  We had a total stockholders’ deficit of $39,412 and an accumulated deficit of $97,424 as of March 31, 2018.

We had $886 and $26,469 of cash used in operating activities for the three months ended March 31, 2018 and 2017, respectively.   These include a net loss of $12,200 and $14,457, respectively.     Cash flows provided by (used in) operating activities included changes in operating assets and liabilities totaling $11,314 and ($12,012) for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, our current shareholder and MHL loaned the Company $886 and $8,500, respectively.

On March 8, 2017, we executed a promissory note for $25,000.

Our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Flemming Hansen has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company.   However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

Topic 606 is effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

Services revenue is recognized when the professional consulting or other ancillary services are provided to the customer.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to file information under this item.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to file information under this item.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not Applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESULTS-BASED OUTSOURCING, INC.

Dated: August 10, 2018	By:	/s/ Flemming J.H Hansen
Flemming J.H. Hansen
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Flemming J.H. Hansen Flemming J.H. Hansen	Chief Executive Officer, Chief Accounting Officer & Chairman	August 10, 2018