Form 10-Q
period 2018-06-30
Results Based Outsourcing Inc
filed 2018-08-10
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2018.

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

Yes ☐   No ☒

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

PART I. Financial Information

Item 1. Interim Financial Statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash or cash equivalents	$ -	$ -
Accounts receivable, net	-	-
TOTAL CURRENT ASSETS	-	-

Fixed assets, net	-	650
TOTAL ASSETS	$ -	$ 650

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 19,577	$ -
Accrued taxes	250	250
Accrued interest	3,961	2,449
Due to shareholder	9,549	163
Note payable	25,000	25,000
TOTAL CURRENT LIABILITIES	58,337	27,862

TOTAL LIABILITIES	58,337	27,682

Commitment & Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, and 4,107,000 issued and outstanding, as of June 30, 2018, and December 31, 2017	411	411
Additional paid-in capital	57,601	57,601
Retained deficit	(116,349)	(85,224)
TOTAL STOCKHOLDERS' (DEFICIT)	(58,337)	(27,212)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ -	$ 650

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30, 2018 2017		Six Months Ended June 30, 2018 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Professional service revenues	$ -	$ 15,500	$ -	$ 28,000
Total Revenues	-	15,500	-	28,000

Cost of revenues from a related party	-	6,000	-	10,750
Gross Profit	-	9,500	-	17,250

Operating expenses:
Marketing and sales	-	892	-	1,173
General and administrative	18,169	12,853	29,613	31,590
General and administrative costs from a related party	-	1,500	-	4,500
Total operating expenses	18,169	15,245	29,613	37,263

Net Loss from operations	(18,169)	(5,745)	(29,613)	(20,013)

Other expenses
Interest expense	756	748	1,512	937
Total other expenses	756	748	1,512	937

Net Loss	(18,925)	(6,493)	(31,125)	(20,950)

Net Loss applicable to common shareholders	$ (18,925)	$ (6,493)	$ (31,125)	$ (20,950)

Net loss per share - basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Weighted number of shares outstanding - Basic and diluted	4,107,000	4,107,000	4,107,000	4,107,000

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)
Balance December 31, 2017	-	$ -	4,107,000	$ 411	$ 57,601	$ (85,224)	$ (27,212)

Net loss for period	-	-				(31,125)	(31,125)

Balance June 30, 2018	-	$ -	4,107,000	$ 411	$ 57,601	$ (116,349)	$ (58,337)

The accompanying notes to financial statements are an integral part of these statements.

RESULTS-BASED OUTSOURCING INC

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (31,125)	$ (20,950)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	650	650
Change in operating assets and liabilities:
Accounts receivable	-	2,000
Accounts payable and accrued expenses	19,577	(1,627)
Accrued interest expense	1,512	937
Net cash used in operating activities	$ (9,386)	$ (18,990)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to shareholder	9,386	(14,000)
Proceeds from issuance of note payable	-	25,000
Net cash provided by financing activities	$ 9,386	$ 11,000

NET INCREASE (DECREASE) IN CASH	-	(7,990)

CASH AND CASH EQUIVALENTS at beginning of year	-	11,354
CASH AND CASH EQUIVALENTS at end of year	$ -	$ 3,365

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $116,349 and had a working capital deficit of $58,337 at June 30, 2018. Our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of June 30, 2018 or December 31, 2017.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At June 30, 2018 and December 31, 2017, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight-line method of accounting. For the three and six months ending June 30, 2018, and 2017, the Company recorded depreciation expense of $325 and $650, and $325 and $650, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six-month periods ended June 30, 2018 or 2017.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2018, the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended June 30, 2017, 3 customers make up 100% of our gross revenue.   They represent 39%, 32% and 29% for the three months ended June 30, 2017.

For the six months ended June 30, 2017, 3 customers make up 100% of our gross revenue.   They represent 38%, 32%, and 30% for the six months ended June 30, 2017.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the three and six months ended June 30, 2018, and 2017, the Company had no stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2018 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

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

3. Note Payable

On March 8, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000. The Note matures one year from issuance and has a 12% interest rate. For the three and six months ended June 30, 2018, the Company recorded $756 and $1,512 in interest expense.  Per an amendment to Note, the due date was extended until December 31, 2018.

4. Related Party Loans and Transactions

William Schloth

On October 1, 2015 the Company has engaged the services of William Schloth (“WS Agreement”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services.  Mr. Schloth is the husband of Mary Ellen Schloth, the then CEO and former majority shareholder of MLH, our former majority shareholder.  The WS Agreement provides for a monthly consulting fee of $5,000, plus additional payments based upon services rendered during a period.  No amounts are owed under the WS Agreement as of June 30, 2018.

During the period the WS Agreement was in-place the Company has reflected the above arrangement in statement of operation as related party expenses. For the three months ended June 30, 2018 and 2017 the Company paid $0, and $7,500, respectively. Of those amounts, $0 and $0 and $6,000 and $1,500 have been allocated to cost of revenue and general and administrative expenses, respectively. For the six months ended June 30, 2018 and 2017 the Company paid $0, and $15,250, respectively. Of those amount, $0 and $4,500 and $10,750 and $0 have been allocated to cost of revenue and general and administrative expenses, respectively.

Shareholder Loans

As of June 30, 2018 and December 31, 2017, the Company owed the shareholders $9,549 and $163, respectively.

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

Results of Operations

Summary of Key Results

For the unaudited three-month periods ending June 30, 2018 and 2017

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2018 and 2017 was $0 versus $15,500, respectively. The primary reason for the decline in revenues was due to health issues suffered by Flemming J.H. Hansen as a result of which Mr. Hansen has been unable to dedicate the time and energy to the Company’s business as he had previously.

Cost of revenues for the three months ended June 30, 2018 and 2017 was $0 versus $6,000, respectively.  Cost of revenue included payments to a related party for the three months ended June 30, 2018 and 2017, respectively. The primary reason for the decline in cost of revenue was due to health issues suffered by Flemming J.H. Hansen as a result of which Mr. Hansen has been unable to dedicate the time and energy to the Company’s business as he had previously.

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 and 2017, was $18,169 versus $15,245, respectively. The increase was primarily due to increased professional services fees.

For the unaudited six-month periods ending June 30, 2018 and 2017

Revenues and Cost of Revenues

Total revenue for the six months ended June 30, 2018 and 2017 was $0 versus $28,000, respectively. The primary reason for the decline in revenues was due to health issues suffered by Flemming J.H. Hansen as a result of which Mr. Hansen has been unable to dedicate the time and energy to the Company’s business as he had previously.

Cost of revenues for the six months ended June 30, 2018 and 2017 was $0 versus $10,750, respectively.     Cost of revenue included payments to a related party for the six months ended June 30, 2018 and 2017, respectively. The primary reason for the decline in cost of revenue was due to health issues suffered by Flemming J.H. Hansen as a result of which Mr. Hansen has been unable to dedicate the time and energy to the Company’s business as he had previously.

Operating Expenses

Total operating expenses for the six months ended June 30, 2018 and 2017, was $29,613 versus $37,263, respectively. The decrease was primarily due to decreased professional services fees.

Liquidity and Capital Resources

As of June 30, 2018

At June 30, 2018, we had cash of $0 and a working capital deficit of $58,337.   Since inception, we have raised $35,098 in equity capital.    We had a total stockholders’ deficit of $58,337 and an accumulated deficit of $116,349 as of June 30, 2018.

We had $9,386 and $18,990 of cash used in operating activities for the six months ended June 30, 2018 and 2017, respectively.   These include a net loss of $31,125 and net loss of $20,950, respectively.     Cash flows provided by operating activities included changes in operating assets and liabilities totaling $21,739 and ($1,960) for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, our current shareholder and MHL loaned the Company $9,386 and $14,000, respectively.

Our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

As of June 30, 2018, our cash balance was $0.  We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs.  Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.  In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Flemming Hansen, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company.  However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

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