Form 10-Q
period 2018-09-30
Driven Deliveries, Inc.
filed 2018-12-20
CIK 1629606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to___________

Commission File Number: 333-209836

Driven Deliveries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0416399
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5710 Kearny Villa Road, Ste 205 San Diego, CA 92123

 (Address of Principal Executive Office) (Zip Code)

(858) 736-5693
Registrant’s Telephone Number Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
[  ] Yes [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of December 19, 2018, there were 39,000,000 shares of common stock outstanding.

Driven Deliveries, Inc.
Form 10-Q Report
For the Fiscal Quarter Ended September 30, 2018
TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1	Financial Statements:	3

	Condensed Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017

	Condensed Statements of Operations for the three and nine months ended September 30, 2018 (unaudited)

	Condensed Statements of Stockholders’ Equity for nine months ended September 30, 2018 (unaudited) and the period from November 3, 2017(inception) through December 31, 2017

	Condensed Statements of Cash Flows for nine months ended September 30, 2018 (unaudited)

	Notes to Condensed Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4	Controls and Procedures	14

Part II.	Other Information	15

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults upon Senior Securities	15

Item 4	Mine Safety Disclosures	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$17,121	$38,184

TOTAL CURRENT ASSETS	17,121	38,184

Fixed assets, net	25,829	585
Deposit	3,920	-

TOTAL ASSETS	$46,870	$38,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$115,366	$16,144
Notes payable	100,000	-

TOTAL CURRENT LIABILITIES	215,366	16,144

Notes payable - long term	-	75,000

TOTAL LIABILITIES	215,366	91,144

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 39,000,000 and 0 shares issued and outstanding	3,900	-
Additional paid in capital	479,100	-
Accumulated deficit	(651,496)	(52,375)
TOTAL STOCKHOLDERS' EQUITY	(168,496)	(52,375)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,870	$38,769

See accompanying notes to the condensed financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
	(Unaudited)	(Unaudited)

Revenue
Sales	$18,354	$32,490
Cost of goods sold	50,805	82,004
Gross Profit	(32,451)	(49,514)

OPERATING EXPENSES
Professional fees	147,978	$218,310
Compensation	$105,692	169,464
General and administrative expenses	38,647	105,713
Sales and marketing	6,775	50,786
Total Operating Expenses	299,092	544,273

NET LOSS FROM OPERATIONS	(331,543)	(593,787)

OTHER EXPENSES
Interest expense	(1,878)	(5,334)
Total Other Expenses	(1,878)	(5,334)

Net loss before provision for income taxes	(333,421)	(599,121)

Provision for Income Taxes	-	-

NET LOSS	$(333,421)	$(599,121)

Net loss per share - basic and diluted	$(0.01)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	37,939,560	11,018,676

See accompanying notes to the condensed financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM NOVEMBER 3, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Deficit

Balance November 7, 2017 (inception)	-	$-	$-	$-	$-

Net loss	-	-	-	(52,375)	(52,375)

Balance December 31, 2017	-	$-	$-	$(52,375)	$(52,375)

Issuance of Founders' shares	28,340,000	2,295	-	-	2,295

Contribution of capital	-	-	30,705	-	30,705

Recapitalization due to merger and forward stock split	6,310,000	1,224	(1,224)	-	-

Sale of common stock	3,850,000	331	349,669	-	350,000

Issuance of common stock for services	500,000	50	99,950	-	100,000

Net loss	-	-	-	(599,121)	(599,121)

Balance September 30, 2018	39,000,000	$3,900	$479,100	$(651,496)	$(168,496)

See accompanying notes to the condensed financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30, 2018
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(599,121)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	102,295
Depreciation expense	3,228
Changes in operating assets and liabilities
Accounts payable and accrued compensation	99,222
Net Cash Used In Operating Activities	(394,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outlay for deposit	(3,920)
Purchase of fixed assets	(28,472)
Net Cash Used In Investing Activities	(32,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	30,705
Proceeds from lona payable	50,000
Repayments of loan payable	(25,000)
Common Stock issued for cash	350,000
Net Cash Provided By Financing Activities	405,705

NET DECREASE IN CASH	(21,063)

CASH AT BEGINNING OF PERIOD	38,184

CASH AT END OF PERIOD	$17,121

Supplemental cash flow information:
Cash paid for income taxes	$-
Cash paid for interest expense	$-

See accompanying notes to the condensed financial statements.

Driven Deliveries, Inc. & Subsidiary
September 30, 2018
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Driven Deliveries Inc. (formerly Results-Based Outsourcing Inc) (the “Company” or “Driven”), formed on July 22, 2013, was engaged in providing a variety of out-sourced business services which include; accounting and bookkeeping, marketing, document storage, staffing, recruiting and personal executive organization (collectively, the “Services”).  The Services are grouped into two offerings; (i) Business Process Outsourcing (“BPO”), and (ii) Software Managed Outsourcing (“SMO”).   BPO services brings people and process to a client’s business that can range from providing an entire back office to individual projects.   SMO services bring software tools to a client’s business to help them run more efficiently and effectively.

Following a reverse merger, the company now is engaged in providing deliveries for consumers of legal cannabis products, in California.

Recent developments

On June 7, 2018, the Company sold its operations, assets, and certain liabilities to Driven Deliveries, Inc., a Nevada corporation in exchange for all of the shares of Driven Deliveries, Inc. This merger was accounted for as a combination of entities under common control, therefore the results of operations include the combined results of both entities since inception.

On August 29, 2018, the Company was acquired by Results-Based Outsourcing as part of a reverse merger. As consideration for the Merger, Results-Based Outsourcing issued the equity holders of the Company an aggregate of 30,000,000 post-split shares of their common stock to be issued to the equity holders of the Company in accordance with their pro rata ownership of the Company’s common stock. Following the Merger, the Registrant adopted the business plan of Driven as a delivery company focused on deliveries for consumers of legal cannabis products, in California. This merger was accounted for as a recapitalization of the Company, so the financial statements as presented include the historical results of Driven Deliveries, Inc.

Risks and Uncertainties

The Company has a limited operating history and has generated limited revenues from its intended operations. The Company's business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse conditions may include: changes in cannabis regulatory environment and competition from larger more well-funded companies. These adverse conditions could affect the Company's financial condition and the results of its operations.

NOTE 2 – GOING CONCERN ANALYSIS

Going Concern Analysis

For the nine months ended September 30, 2018, the Company had a net loss of $599,121, has a working capital deficit of $198,245, and will require additional capital in order to operate in the normal course of business. Management has concluded that due to these conditions, there is substantial doubt about the company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Management’s plans include raising capital though the sale of debt and equity. While we believe in the viability of our strategy to generate sufficient revenue, control costs and the ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to raise capital to implement the business plan, generate sufficient revenues and to control operating expenses. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim period ended September 30, 2018. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 8-K filed with the SEC. The interim results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was $3,228 for the nine months ended September 30, 2018.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

Debt Issued with Warrants

Debt issued with warrants is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt with Conversion or Other Options. We record the relative fair value of warrants related to the issuance of convertible debt as a debt discount or premium. The discount or premium is subsequently amortized to interest expense over the expected term of the convertible debt. The value of the warrants issued with the debt was de minimis.

Revenue Recognition

As of January 1, 2018, the company adopted ASC 606. The adoption of ASC 606, Revenue From Contracts With Customers, represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company used the Modified-Retrospective Method when adopting this standard. To achieve this core principle, the Company applies the following five steps:

1) Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2018, common stock equivalents are comprised of 31,250 warrants.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of this standard did not have a material impact on the Company’s condensed financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of this standard did not have a material impact on the Company’s condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 4 – NOTES PAYABLE

On November 7, 2017 the Company entered into a promissory note for $75,000 that accrues interest of 6% annually. The note is due on the earlier of January 31, 2018 or in the event of default, as defined in the agreement. As of the date of this report, $25,000 of the note has been repaid and the remaining amount is in default.

On February 1, 2018, the company entered into a convertible bridge loan for $50,000 convertible into shares the Company’s common stock. The loan is due March 31, 2018 and has an annual interest rate of 6%. The loan is convertible with a 10% discount and at a rate of $0.315 per share. The lender will also receive a warrant to purchase 25% of the value of the principal amount of the loan. This warrant will have a 3-year term with an exercise price of $0.50 per share. This note is currently in default.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized the issuance of 200,000,000 shares of common stock, par value $0.0001 per share.

During the nine months ended September 30, 2018, the company issued 39,000,000 shares of stock, 28,340,000 shares of common stock was issued to founders, 500,000 shares of common stock was issued for services, 3,850,000 shares of common stock was issued for cash for $350,000, and 6,310,000 shares of common stock issued as part of the recapitalization due to merger and forward stock split.

Preferred Stock

The Company has authorized the issuance of 15,000,000 shares of preferred stock, par value $0.0001 per share.

Stock Split

On August 29, 2018, the company effected a forward stock split of 12.35 for 1. All share and per share amounts for the common stock have been retroactively restated to give effect to the split.

Warrants

 A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Contractual Life
Warrants

Outstanding January 1, 2018	18,750	$0.50	2.85
Granted	12,500	0.50	3
Outstanding September 30, 2018	31,250	$0.50	2.20

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On February 2, 2018, the Company entered into a consulting agreement for business and financial advising with a twelve-month term. As part of the agreement the consultant will be paid $15,000.

On May 3, 2018, the Company entered into a consulting agreement for business and financial advising with a twelve-month term. As part of the agreement the consultant will purchase 1,900,000 shares of the Company’s common stock for $100,000.

On May 15, 2018, the Company entered into a lease to rent office space. The rent on this property is $2,800 per month starting June 1, 2018. The lease lasts for 3 years.

On May 17, 2018, the Company entered into a consulting agreement for business and financial advising. As part of the agreement the consultant will be issued 430,000 shares of the Company’s common stock and a payment of $20,000. On October 31, 2018, the consulting agreement was cancelled.

On June 4, 2018, the Company entered into a consulting agreement for business and financial advising with a twelve-month term. As part of this agreement the company will issue 500,000 shares of its common stock. This stock will vest over 24 months. As of September 30, 2018, the Company has not issued the 500,000 shares of its common stock to the consultant. Additionally, as part of the agreement the consultant will purchase 950,000 shares of the Company’s common stock for $50,000. As of September 30, 2018, the Company has accrued $7,500 in consulting expenses.

On September 14, 2018, the Company entered into a consulting agreement with IRTH Communications for investor and public relations services with a twelve-month term. As part of this agreement the Company will pay the consultant $7,500 per month and reimburse any and all reasonable out-of-pocket costs and expenses. Additionally, the Company will pay a one-time refundable deposit of $10,000. The Company also issued 500,000 shares of its common stock to the consultant for entering into the contract, which was expensed immediately.

NOTE 7 - SUBSEQUENT EVENTS

On October 1, 2018, the Company entered into a non-interest bearing convertible promissory note for $50,000 convertible into shares the Company’s common stock. The note is due October 1, 2019. The loan is convertible at a rate of $0.20 per share.

On October 16, 2018, the Company entered into a subscription agreement to issue 20,243 shares of its common stock at $2.47 per share for a total of $50,000.

On October 22, 2018, the Company issued a warrant for up to 2,000,000 shares of its common stock. These warrants have an exercise price of $0.20 and expire on October 22, 2022. The company received $74,108 for 370,540 warrants.

On October 23, 2018, the Company issued a warrant for up to 2,000,000 shares of its common stock. These warrants have an exercise price of $0.20 and expire on October 23, 2022. As of the date of this filing the company has not received any funds for these warrants.

On October 25, 2018, the Company entered into a non-interest bearing convertible promissory note for $50,000 convertible into shares the Company’s common stock. The note is due October 25, 2019. The loan is convertible at a rate of $0.20 per share.

On November 6, 2018, the Company entered into a subscription agreement to issue 40,486 shares of its common stock at $2.47 per share for a total of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the nine months ended September 30, 2018, show a net loss of $599,121. We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

During nine months ended September 30, 2018, we incurred a loss from operations of $593,787. This is due to professional fees of $218,310, compensation of $169,464, general and administrative of $105,713, and sales and marketing of $50,786.

During three months ended September 30, 2018, we incurred a loss from operations of $331,543. This is due to professional fees of $147,978, compensation of $105,692, general and administrative of $38,647, and sales and marketing of $6,775.

Liquidity

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of September 30, 2018, we had cash of $17,121 and working capital deficit of $198,245.

Operating activities used $394,376 cash for the nine months ended September 30, 2018 as our net loss of $599,121 was offset by $102,295 in stock-based compensation, and a $99,222 increase in accounts payable and accrued expenses.

Investing activities used $32,392 cash for the nine months ended September 30, 2018 mainly due to the purchase of fixed assets.

Financing activities provided $405,705 in cash from proceeds from contribution of capital of $30,705, repayment of loan payable of $25,000, proceeds of loan payable of $50,000, and common stock issued for cash of $350,000.

Critical accounting policies

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

 Debt Issued with Warrants

Debt issued with warrants is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt with Conversion or Other Options. We record the relative fair value of warrants related to the issuance of convertible debt as a debt discount or premium. The discount or premium is subsequently amortized to interest expense over the expected term of the convertible debt. The value of the warrants issued with the debt was de minimis.

Revenue Recognition

As of January 1, 2018, the company adopted ASC 606. The adoption of ASC 606, Revenue From Contracts With Customers, represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company used the Modified-Retrospective Method when adopting this standard. To achieve this core principle, the Company applies the following five steps:

1) Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2018. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified is described below:

1)
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

This material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(€) - Filed herewith.
(*) - Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2018	Driven Deliveries, Inc.

	By:	/s/ Chris Boudreau
Chris Bourdreau, Chairman, President, Chief Executive Officer (Principal Executive Officer)