Form 10-K
period 2018-12-31
Driven Deliveries, Inc.
filed 2019-04-15
CIK 1629606

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 333-209836

Driven Deliveries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0416399
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5710 Kearny Villa Road, Ste 205
San Diego, CA 92123
(Address of principal executive offices)

(833) 378 6420
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $757,917 as of June 30, 2018, based upon the closing price on the OTC Markets, Inc. reported for such date.

The number of the registrant’s outstanding shares of common stock of the registrant was 40,875,014 as of April 11, 2019.

FORWARD LOOKING STATEMENTS

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

PART I

As used in this Report and unless otherwise indicated, the terms “we,” “us,” “our,” “Driven,” or the “Company” refer to Driven Deliveries, Inc,, a Delaware company and our subsidiaries.

Item 1. Business

Overview

We were formed on July 22, 2013 and are engaged in the business of delivering legal cannabis products to consumers in California.

Founded by experienced technology, cannabis, and logistics executives, we aim to own the last mile in the cannabis delivery industry by providing on-demand marijuana delivery for partnered cannabis retailers and direct to consumer shipments from cannabis brand partners. Last Mile Delivery is a term used in supply chain management and transportation planning to describe the movement of people and goods from a fulfillment center to a final destination, in this case the consumer.

We have two primary business verticals, Driven Direct and Driven Express, which provides the foundation of our last mile delivery services. Driven provides consumers the ability to legally purchase cannabis from a compliant and tested sources and receive their cannabis in a fast and convenient manner.

Our Driven Express business vertical provides last mile delivery from the dispensary to the consumer. Dispensaries utilizing the Driven Express Service can add a delivery service using their existing point of sale system and existing inventory to deliver to local consumers in 30-90 minutes. Driven Express allows brick and mortar dispensaries the ability to provide a compelling safe and legal delivery experience without the overhead, cost, or management of a delivery logistics system. Driven Express is currently operating in California and we are looking to expand to other legal cannabis markets in the United States.

The Driven Direct vertical was launched in connection with multiple retail partners in California and offer next day delivery throughout the state covering major metro centers and the majority of the population. The program is critical in addressing the retailers’ primary transportation issue, last mile delivery. The Driven Direct model primarily services brands who looking for a new way to fulfill customer orders.

Industry Overview

The Company provides delivery solutions for the many brick and mortar cannabis retailers seeking solutions for logistics and supply chain management. As of 2018 there were 815 cannabis retail stores in California. According to the California Cannabis Industry Association, less than 20% of cities in California currently offering recreational licenses, management expect the total number of retail stores in need to delivery services to expand significantly over the next 2-5 years. According to BDS Analytics, The global cannabis market is expected to grow 26.7% CAGR from $9.5B in 2017 to $31.3B by 2022. Historical estimates suggest that 44% of all medical marijuana are delivered, but management expects that percentage to increase over time as consumer demands trend towards convenience and delivery services.

Competition

There are a large number of retail delivery services in California, but less than 10 cover a large portion of the State. The largest recognized competitor to our service is Eaze, which operates with multiple retail partners in the State. California has been the leader in the cannabis movement there is a large field of existing deliver competitors. The vast majority of these competitors are operating under the prior regulations (Prop 215) that have since expired, and will close because they will not be able to meet the more stringent requirements of the new laws and regulations in California. Additionally, we expect that a number of retail cannabis delivery businesses will be forced to close because of lack of licensing opportunities and high barriers to entry.  Therefore, Driven is looking to capitalize on these closures and grow at an accelerated rate with territory expansion of brick and mortar locations throughout the State of California and other states where cannabis delivery is legal.

Competitive Advantage

The Company believes it is well positioned to compete in the cannabis industry. In addition to management’s expertise in technology and systems, management has extensive experience in the cannabis sector, including retail delivery and wholesale and distribution. We have leverage cutting edge technologies that allow dispensaries to provide an excellent customer delivery experience including communicating with customers through multiple channels including text, live web chat, and phone.

Additionally, the company has developed the Driven Delivery System. The Driven Delivery System includes our own driver training and certification program, an ability to offer facilitation of an e-Commerce marketplace, an in-store delivery dashboard, and a turnkey last mile vehicle solution. This full-service system is an optimal “white-labeled” solution for our partnered brands and dispensaries, as well as their end customers.

The proprietary Driven Deliveries Dashboard is crucial to Driven’s success in managing deliveries. The Driven Deliveries Dashboard is where a dispensary can field incoming delivery orders, create delivery orders, track vehicle location, monitor delivery status, and view final delivery information. This dashboard is underpinned using a combination of vehicle GPS tracking and point of sale (POS) system integrations.

In leveraging consumer trends, and offering a proprietary, turnkey delivery system to its customers, management believes it is uniquely positioned to best serve the needs of the emerging cannabis industry and capture notable market share within the sector.

Government Regulation

While many states do not allow cannabis delivery, we anticipate continued political and regulatory softening in every state, and this includes a trend to open up for delivery.  We are attempting to become the first cannabis logistics company to capture and lead this highly regulated and complicated space.  We believe regulatory complications will limit large competitors who offer relative services in other industries, such as Uber, Postmates, Grub Hub, etc. Today, only a few states besides California have laws that allow cannabis delivery at this time.

Market Opportunity

According to Arcview Market Research over the next 10 years, the legal cannabis industry will see tremendous growth and spending on legal cannabis worldwide. In North America alone, revenue from cannabis is expected to grow from $9.2 billion in 2017, to $47.3 billion to 2027.   However, according to the Brightfield Group, a cannabis-focused market research firm, only around 1.2% of cannabis sales are being made through legal delivery services.  Management believes this low penetration amount provides a prime market for the Company to grow over time.

Revenue Model

Driven generates revenue in line with sales from its dispensary partners. Most transactions are completed in cash in the cannabis industry at large because of the lack of banking options due to federal regulation. Noting the developing depth in the marketplace of cannabis retailers, we do not foresee any client concentration issues.

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

Employees

As of the date of this report, we employ nine (9) full time employees, and a number of specialty contractors providing support for various elements including media, marketing, state registration of nutrient products, website evolution and new app development

None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

Corporate Information and History

We were incorporated in the State of Delaware on July 22, 2013 under the name Digital Commerce Solutions, Inc. and changed names to Results-Based Outsourcing, Inc. on September 5, 2014. On August 29, 2018, Results-Based Outsourcing Inc. (“RBO”) entered into and consummated an Agreement and Plan of Merger and Reorganization, with Driven Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of RBO (“Acquisition Corp.”) and Driven Deliveries, Inc., a Nevada corporation (“Driven Nevada”).  Pursuant to the terms of the merger, Acquisition Corp. merged with and into Driven Nevada in a statutory reverse triangular merger (the “Merger”) with Driven Nevada surviving as a wholly-owned subsidiary of RBO.  Following the Merger, RBO adopted the business plan of Driven Nevada as a delivery company focused on deliveries for consumers of legal cannabis products. On September 6, 2018, the Company amended its Certificate of Incorporation to (i) change its name to Driven Deliveries, Inc., (ii) increase the number of its authorized shares to 215,000,000, comprised of 200,000,000 shares of common stock, par value $0.0001 per share and 15,000,000 shares of “blank check” preferred stock, par value $0.0001 per share (the “Preferred Stock”) and (iii) to effect a forward split such that 12.35 shares of Common Stock were issued for every one (1) share of Common Stock issued and outstanding immediately prior to the amendment.

Our principal offices are located at 5710 Kearny Villa Road, Suite 205, San Diego, CA 92123 and our telephone number is (833) 378-6420.

Our Website

Our website address is www.godriven.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On May 15, 2018, the Company entered into a three (3) year lease to rent office space for its principal executive office, with an effective date of June 1, 2018. The lease provides for monthly rent of $2,800 per month for the first year of the lease, $3,780 per month for the second year and $3,920 per month for the third year. The Company is also required to pay a monthly common area maintenance fee of $420.

On February 1, 2019, the Company entered into a twelve-month lease for office space in Las Vegas, Nevada. The lease requires a monthly payment of $1,764 and terminates on February 14, 2020.

The Company assumed a three (3) year lease, with an effective date of February 5, 2019, from a related party. The Company paid $20,839 upon signing the assignment. The lease provides for monthly rent of $5,345 per month through June 30, 2019, $5,880 per month through June 30, 2020 and $6,468 per month through June 30, 2021. The Company is also required to pay a monthly common area maintenance fee of $645.

It is anticipated that our current leases will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings

To the best of our management’s knowledge and belief, there are no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our or our subsidiaries property is the subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink sheets operated by the OTC Markets, Inc. under the symbol “DRVD.” Our common stock commenced trading in October 2017.

The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low
December 31, 2018	$4.50	$1.20
September 30, 2018	$1.88	$0.30
June 30, 2018	$0.75	$0.30
March 31, 2018	$13.00	$0.11
December 31, 2017	$0.11	$0.04
September 30, 2017	$N/A	$N/A
June 30, 2017	$N/A	$N/A
March 31, 2017	$N/A	$N/A

Holders

As of the date of this report we had 52 holders of record of our Common Stock, not including those persons who hold their shares in a “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Action Stock Transfer.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company sold a total of 5,725,014 shares of its common stock to seven (7) accredited investors, for an aggregate purchase price of $725,000.

The securities above were offered and sold in reliance upon an exemption from the registration requirements under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering of the shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table reflects information with respect to compensation plan under which equity securities of the Company are authorized for issuance as of December 31, 2018.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,985,942	$0.16	7,857,584
Equity compensation plans not approved by security holders	-	-	-
Total	13,985,942	$0.16	7,857,584

2018 Employee, Directors and Consultant Stock Plan

On December 28, 2018, the Board adopted the Company’s 2018 Employee, Director and Consultant Stock Plan (“the Plan”), with 7,857,584 shares set aside and reserved for issuance pursuant to the Plan. The Company received shareholder approval of the Plan on March 7, 2019. Those eligible to participate in the plan include employees, directors and consultants of the Corporation and any Corporation affiliate (“Eligible Persons”). The purpose of the Plan is to motivate Eligible Persons who receive awards under the Plan (the “Participants”) to achieve long-term Company goals, and further align Participants’ interests with those of the Company’s other stockholders. Issuances under this Plan are determined by the Board or any Committee of the Board to which the Board has delegated such responsibility.

The types of awards under the Plan include stock option grants, stock appreciation rights (“Stock Appreciation Rights”) and stock awards. The Board may issue incentive stock options (ISO) or nonqualified stock options (the “Options”). The vesting schedule, exercise price, exercise restrictions, expiration date and any other terms for such Options shall be determined by the Board and described in the corresponding stock option agreement for each issuance. The maximum term of each Option (ISO or NQSO) shall be ten (10) years and the per share exercise price for each Option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the Option.

The Board may also issue Stock Appreciation Rights on a stand-alone basis or in conjunction with all or part of any Option. If issued on a stand-alone basis, the Stock Appreciation Rights are exercisable on the date(s) determined by the Board at the time of grant. If issued in conjunction with all or part of any Option, the Stock Appreciation Rights are exercisable at the time the Option to which they relate become exercisable. Upon the exercise of a Stock Appreciation Right, a Participant shall be entitled to receive an amount in cash, shares of Stock or both, which in the aggregate are equal in value to the excess of the Fair Market Value of one share of Stock over (i) such Fair Market Value per share of Stock as shall be determined by the Administrator at the time of grant (if the Stock Appreciation Right is granted on a stand-alone basis), or (ii) the exercise price per share specified in the related Option (if the Stock Appreciation Right is granted in conjunction with all or part of any Stock Option), multiplied by the number of shares in respect of which the Stock Appreciation Right shall have been exercised, with the Board having the right to determine the form of payment. A Stock Appreciation Right shall terminate and no longer be exercisable as determined by the Board, or, if granted in conjunction with all or part of any Option, upon the termination or exercise of the related Option.

The Board may also issue stock awards (“Stock Awards”) subject to such terms, conditions, performance requirements, restrictions, forfeiture provisions, contingencies and limitations as the Board shall determine and set forth in the Stock Awards corresponding stock grant agreement.

The Plan is incorporated by reference to this Annual Report as Exhibit 4.1

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

We were formed on July 22, 2013 and are engaged in the business of delivering legal cannabis products to consumers in California.

Recent developments

On August 29, 2018, Driven Deliveries, Inc., a Nevada company (“Driven Nevada”), was acquired by Results-Based Outsourcing as part of a reverse merger transaction. As consideration for the merger, Results-Based Outsourcing issued the equity holders of Driven Nevada an aggregate of 30,000,000 post-split shares of their common. Following the merger, the Company adopted the business plan of Driven Nevada as a delivery company focused on deliveries for consumers of legal cannabis products, in California. The merger was accounted for as a recapitalization of the Company, therefore the financial statements as presented in this report include the historical results of Driven Nevada.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the year ended December 31, 2018, show a net loss of $2,628,817. We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Revenue

During the year ended December 31, 2018, The Company recorded negative revenue in the amount of ($65,034) and $2,735 in cost of goods sold. The revenue for the period was negative due to dispensary cost reimbursements of $114,574 offsetting the delivery income of $43,468 and commission income of $6,072. This left the Company with a negative gross profit of ($67,769) for the year ended December 31, 2018. The Company had no revenue or cost of goods sold during the year ended December 31, 2017. The change in revenue between the year ended December 31, 2018 and 2017 resulted from the acquisition of Driven and the Company adopting the business of Driven which produced revenues in 2018.

Operating Expenses

During the year ended December 31, 2018, we incurred a loss from operations of $2,621,236. This is due to professional fees of $295,567, compensation of $2,029,434 including stock-based compensation of $1,704,363, general and administrative of $165,996, and sales and marketing of $62,470.

During year ended December 31, 2017, we incurred a loss from operations of $51,709. This is due to professional fees of $24,968, compensation of $13,292, general and administrative of $7,597, and sales and marketing of $5,852.

The increase in operating expenses between the year ended December 31, 2018 and 2017 are due to the Company expanding operations. The increase in professional fees is primarily due to an increase in legal fees, developer fees, and consulting fees. The increase in compensation is primarily due to the increase in stock base compensation. The increase in general and administrative expenses is primarily due to rent expense and insurance expense. The increase in sales and marketing is primarily due to increases in marketing design expenses, online marketing fees, and advertising expenses.

Other Expenses

During the year ended December 31, 2018, the Company incurred interest expense of $7,581 compared to interest expense of $666 in the year ended December 31, 2017.

Liquidity

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2018, we had cash of $5,249 and working capital deficit of $380,093. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of 2019. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

Operating activities used $712,248 cash for the year ended December 31, 2018 as our net loss of $2,628,817 was offset by $1,704,363 in stock-based compensation, and a $202,993 increase in accounts payable and accrued expenses.

Operating activities used $36,218 cash for the year ended December 31, 2017 as our net loss of $52,375 was offset by a $16,144 increase in accounts payable and accrued expenses.

Investing activities used $32,392 cash for the year ended December 31, 2018 mainly due to the purchase of fixed assets.

Investing activities used $598 cash for the year ended December 31, 2017 due to the purchase of fixed assets.

Financing activities for the year ended December 31, 2018 provided $711,705 in cash from repayment of loan payable of $25,000, proceeds of loan payable of $100,000, and common stock issued for cash of $625,000.

Financing for the year ended December 31, 2017 activities provided $75,000 in cash from proceeds of loan payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASU 2018-07, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model.

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

Revenue Recognition

As of January 1, 2018, the company adopted ASC 606. The adoption of ASC 606, Revenue From Contracts With Customers, represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company used the Modified-Retrospective Method when adopting this standard. There was no accounting effect due to the initial adoption. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay.

The Company has three contracts with different customers with the same terms. All of these qualify as contracts since they have been approved by both parties, have identifiable rights and payment terms regarding the services to be transferred, have commercial substance, and it is probable that the entity will collect the consideration in exchange for the services.

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

The Company’s performance obligations are to (1) deliver cannabis in compliance with California law, and (2) provide a platform to sell the retailer’s products. These items represent performance obligations since they are distinct services and are distinct in the context of the contract.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The company will perform delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by The California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the company would present a net negative revenue. For the year ended December 31, 2018, the company will show net negative revenue related to delivery of cannabis.

The transaction price of the commissions is a variable consideration as the price is determined to be 10% of a delivered sale from an order generated on the Company’s online platform. The variable consideration is also constrained as the amount of the consideration is dependent on the cost of the products purchased; and is further constrained as the company has little history to predict the amount to be recognized. Transaction price for the commissions will be determined as the company satisfies the performance obligation.

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

The Company will allocate the transaction price of the delivery fees and to the deliveries that they perform separately for the customer. The transaction price of the commissions will be allocated per each sale that the Company generates for a retailer that is delivered. There are no discounts to allocate and there have been no changes in the transaction price to allocate.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Both performance obligations are satisfied at a point in time, and as such revenue will be recognized when the delivery is completed. The revenue will not be recognized for orders not fulfilled, but the delivery fee is earned even if the delivery is rejected or the person who placed the order is not present or available at the time of delivery. The consideration payable to the customer for drivers’ wages is recognized over time based on the inputs to determine the drivers’ wage obligations, but the net transaction price is known and therefore recognized by the end of each reporting period.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the year ended December 31, 2018	Revenue for the year ended December 31, 2017
Delivery Income	$43,468	-
Dispensary Cost Reimbursements	(114,574)	-
Delivery Income, net	(71,106)	-
Commission Income	6,072	-
Total	$(65,034)	-

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers the Company is presenting a net negative revenue for the year ended December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the accompanying report of independent registered public accounting firm filed as part of this Annual Report on Form 10-K, are listed in the Index to Consolidated Financial Statements and Financial Statement on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures–Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Financial Officer and Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (3) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2018. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting were ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
Chris Boudreau	44	Chairman, Chief Executive Officer
Brian Hayek	35	Director, President, Chief Financial Officer, Treasurer, Secretary
Jerrin James	33	Chief Operating Officer
Adam Berk	41	Director
Christian Schenk	40	Director

The Directors of the Company are elected by the vote of a majority in interest of the holders of the voting stock of our company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Chris Boudreau, was appointed as our Chairman, President and Chief Executive Officer effective August 29, 2018. Mr. Boudreau co-founded and has served as the Chief Executive Officer of our subsidiary Driven Deliveries, Inc. since November, 2017. Prior thereto, Mr. Boudreau served as the CEO of M Delivers from January, 2016. Before starting M Delivers, he started California Holistic Transfer in December of 2013 as one of the first distribution companies in cannabis, which he merged with Cannabis Rep Network to form Calyx, which was sold to Nutritional High (OTC: SPLIF) in March 2018. Prior to his involvement in the cannabis industry, Mr. Boudreau was the Credit Administrator for Seacoast Commerce  Bank during a 7 year career in commercial banking and bank administration. Mr. Boudreau has a Bachelors of Science in Finance from California State University, Fresno. Mr. Boudreau currently sits on the Board of the California Cannabis Delivery Alliance, has served multiple terms as Chair of the Distribution Committee for California Cannabis Industry Association, is Chair of the Board for the San Diego and Orange County Cannabis Industry Alliance, is on the Policy Committee for the California Distribution Association, and is a member of the National Cannabis Industry Association."

As one of the founders of the Company and a long time executive in the cannabis industry the Board has concluded that Mr. Boudreau is qualified to serve as a director of the Company.

Brian Hayek, was appointed as our President, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors effective August 29, 2018. Mr. Hayek is a co-founder of the Company’s subsidiary Driven Deliveries, Inc. and has served as its President since November, 2017.  Prior thereto, Mr. Hayek joined ResMed in 2017 creating new services for ResMed’s Software as a Service (SaaS) Business Unit.  Prior to ResMed, Brian spent 5 years at Qualcomm holding roles in Qualcomm’s security division.  Before joining the private sector, Brian spent 11 years on active duty with the United States Marine Corps commanding scout snipers in Afghanistan, serving as an Intelligence Officer in the Middle East, and holding various roles in communications and information technology. Brian holds a B.S. in Electrical Engineering from San Diego State University and has an MBA from USC’s Marshall School of Business.

Given his extensive background in technology, his leadership skills, and as one of our founders, the Board has concluded that Mr. Hayek is qualified to serve as a director.

Jerrin James is an accomplished global logistics and supply chain executive. Since June of 2014, Mr. James has served as Vice President of Global Logistics and Supply Chain at Facebook, Inc. From March through June of 2014, Mr. James served as Senior Director and Head of Logistics, Merchandising and Fulfillment at Groupon, Inc. From June 2011 through February 2014, Mr. James served as Senior Pathways Operations Manager at Amazon. Mr. James also holds an IMBA from the Moore School of Business at the University of South Carolina and a BS in Engineering, Electronics and Telecommunications from Sathyabama University where he graduated first in his class.The Board has concluded that Mr. James is qualified to serve as a director of the Company because of his experience in supply chain and logistics and executive leadership roles at prior companies.

Adam Berk has served as the Chief Executive Officer of Stem Holdings, a leading cannabis multi-state organization, since June 2016. From January 2015 until January 2017 Mr. Berk was the Co-President of Consolidated Ventures of Oregon a Cannabis holding company. From January 2013 until January 2015 Mr. Berk was the CEO of HYD For Men, an artisanal men’s grooming company that patented the first solution to extend the life of a razor blade by 400%. From 2002 through 2013, Mr. Berk was employed with Osmio, Inc. (currently GrubHub, an Aramark subsidiary), where he served as CEO from 2002-2007.

Mr. Berk’s experience extensive cannabis experience and his ability to grow companies, the Board has concluded that Mr. Berk is qualified to serve as a director of the Company.

Christian Schenk is a Canadian born entrepreneur and investor. Mr. Schenk started his career in the transportation technology sector. Forming and selling two well known telematics companies; Telkar based in Canada and Elcon based in Europe. In 2010 Schenk joined XATA following the acquisition of Turnpike Global and Geologic. Mr. Schenk was tasked with merging three distinct businesses into a single entity and solution which once completed led to the rebranding of the company to XRS (NASDAQ; XRSC). XRS was sold to Omnitracs in 2014 for $178M. In 2013, Mr. Schenk founded CLS LLC, a telematics and transportation technology consulting group, and continues to act in an advisory role. ONE20 which was sold in mid 2017. ONE20 offered routing, navigation and social intelligence to its more than 700,000 members In 2017 Schenk entered the payments industry where he formed several new ventures including a freight factoring alternative, BNK which pays truck drivers based on achieving route defined milestones and IPTS a recreation and hospitality employee same day pay solution that enables employees to get paid daily vs waiting until payday.

The Board has concluded that Mr. Schenk is qualified to serve as a director of the Company because of his successful exits in multiple high growth companies, ability to provide strategic guidance, and background in supply chain and logistics.

Family Relationships

There are no family relationships among our executive officers and directors

Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics is filed as an exhibit to this annual report on Form 10-K for the year ended December 31, 2018.  The Company will provide to any person without charge, upon request to the Company at its office, a copy of the Code of Ethics. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

Committees of the Board

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be performed by a committee.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Item 11. Executive Compensation.

 Summary Compensation of Executive Officers

Name and Principal Position	Year	Salary	Bonus	Equity Awards (1)	Option Awards(1)	All Other Compensation	Total
Flemming J.H. Hansen (2)	2018	—	—	—	—	—	—
Former President, Secretary, Treasurer	2017	—	—	—	—	—	—
Chief Executive Officer and Chief Financial Officer

Chris Boudreau (3)	2018	$75,000	—	$332,727	$71,809	—	$479,536
Chairman,,	2017	—	—	—	—	—	—
Chief Executive Officer

Brian Hayek (4)	2018	$75,000	—	$332,727	$71,809	—	$479,536
Director, Chief, Financial Officer,	2017	—	—	—	—	—	—
Treasurer, Secretary

(1) We use the Black-Scholes option pricing model to value the options granted. These options had an exercise price of $0.04 and a term of 3 years. These options vest 25% on grant then vest 25% on each one-year anniversary for the next three years. Mr. Boudreau was granted 1,538,910 options with 384,728 options vested as of December 31, 2018. Mr. Hayek was granted 1,538,910 options with 384,728 options vested as of December 31, 2018. We use the Black-Scholes option pricing model to value the warrants granted. These warrants had an exercise price of $0.20 and a term of 3 years. Mr. Boudreau was granted 2,000,000 warrants. Mr. Hayek was granted 2,000,000 warrants.
(2) Resigned on August 29, 2018
(3) Appointed on August 29, 2018
(4) Appointed on December 28, 2018

Employment Agreements

On June 1, 2018, Driven entered into an employment agreement with Brian Hayek, with such employment to continue until terminated by either the Company or Mr. Hayek. As part of this agreement the Company will pay Mr. Hayek an annual salary $150,000 and Mr. Hayek will also be entitled to participate in any equity incentive plans that the company offers. Mr. Hayek is eligible for annual bonuses, in the form of cash or common stock of the Company, upon achievement of certain milestones determined by the Company’s Compensation Committee.

In the event Mr. Hayek is terminated with or without cause, the Company shall pay to Mr. Hayek all accrued salary, vacation time and benefits through the date of termination. If Mr. Hayek is terminated without cause, Mr. Hayek shall receive a severance pay equal to one (1) year of his then base salary, paid over a twelve (12) month period, as well as a pro-rated bonus in an amount determined by the Board. In the event the Company terminates Mr. Hayek without cause and without sixty (60) days’ prior written notice, the Company shall pay to Mr. Hayek an amount equal to two (2) months of his then base salary.

In addition, Mr. Hayek’s employment agreement contains confidentiality, non-competition and non-solicitation provisions.

Upon consummation of the reverse merger transaction in 2018, the obligations of the employment agreement were assumed by the Company.

On June 1, 2018 Driven entered into an employment agreement with Chris Boudreau, with such employment to continue until terminated by either the Company or Mr. Boudreau. As part of this agreement the Company will pay Mr. Boudreau an annual salary $150,000 and Mr. Boudreau will also be entitled to participate in any equity incentive plans that the company offers. Mr. Boudreau is eligible for annual bonuses, in the form of cash or common stock of the Company, upon achievement of certain milestones determined by the Company’s Compensation Committee

In the event Mr. Boudreau is terminated with or without cause, the Company shall pay to Mr. Boudreau all accrued salary, vacation time and benefits through the date of termination. If Mr. Boudreau is terminated without cause, Mr. Boudreau shall receive a severance pay equal to one (1) year of his then base salary, paid over a twelve (12) month period, as well as a pro-rated bonus in an amount determined by the Board. In the event the Company terminates Mr. Boudreau without cause and without sixty (60) days’ prior written notice, the Company shall pay to Mr. Boudreau an amount equal to two (2) months of his then base salary.

In addition, Mr. Boudreau’s employment agreement contains confidentiality, non-competition and non-solicitation provisions.

Upon consummation of the reverse merger transaction in 2018, the obligations of the employment agreement were assumed by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers outstanding at December 31, 2018.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Chris Boudreau	384,728	1,154,182	$0.04	December 28, 2021

Brian Hayek	384,728	1,154,182	$0.04	December 28, 2021

Matthew Atkinson	128,423	384,727	$0.04	December 28, 2021

Director Compensation

Directors receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. During the fiscal year ended December 31, 2018, the Company, none of its directors received compensation.

Item 12. Security Ownership of Certain Beneficial Owners And Management

The following table sets forth, as of April 4, 2019, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 4, 2019 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 4, 2019 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Driven Deliveries, Inc., 510 Kearny Villa Road, Suite 205, San Diego CA 92123.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%) (1)
Named Executive Officers and Directors:
Chris Boudreau (2)	18,263,165	42%
Brian Hayek (3)	11,263,690	26%
Jerrin James (4)	725,000	2%
Adam Berk (5)	112,500	0%
Christian Schenk (6)	112,500	0%

Executive Officers and Directors as a group (5 persons) (7)	30,476,855	65%

5% or greater stockholder
Mark Savage (8)	3,692,778	9%

(1)
Based upon 40,875,014 shares issued and outstanding as of April 4, 2019.
(2)
Represents 15,878,437 shares of common stock, 384,728 vested options to purchase common stock, and 2,000,000 warrants to purchase common stock.
(3)
Represents 8,878,963 shares of common stock, 384,728 vested options to purchase common stock, and 2,000,000 warrants to purchase common stock.
(4)
Represents 725,000 vested options to purchase common stock.
(5)
Represents 112,500 vested options to purchase common stock.
(6)
Represents 112,500 vested options to purchase common stock.
(7)
The Executive Officers and Directors as a group have 24,757,400 shares of common stock, 1,606,955 vested options to purchase common stock, and 4,000,000 warrants to purchase common stock.
(8)
Represents 1,692,778 shares of common stock and 2,000,000 warrants to purchase common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2016, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in Item 11, Executive Compensation.

Review, Approval or Ratification of Transactions with Related Persons

The Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations.

Director Independence

Our Board of Directors presently consists of four members. Our Board of Directors has determined that Adam Berk and Christian Schenk are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billable to us by Rosenberg Rich Baker Berman, P.A. or RRBB during 2018 and 2017 for the audit of our annual financial statements for the fiscal year totaled approximately $22,500 and $16,000, respectively.

Audit-Related Fees

We did not incur assurance and audit-related fees during 2018 and 2017, to RRBB nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2018 and 2017, respectively.

All Other Fees

There were no fees billed to us by RRBB for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

As of the date of this filing, our current policy is to not engage RRBB to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage RRBB to provide audit and other assurance services, such as review of SEC reports or filings.

The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1
Agreement and Plan of Merger and Reorganization between Results-Based Outsourcing Inc., Driven Acquisition Corp. and Driven by Deliveries, Inc. dated August 29, 2018 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2018).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 1, 2016).
3.2
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2018).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 1, 2016).
3.4	Amendment to the Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2019).
4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018).
10.1
2018 Employee, Director And Consultant Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2019).

*10.2	Employment Agreement between Driven Deliveries, Inc., a Nevada company, and Chris Boudreau dated as of June 1, 2018.
*10.3	Employment Agreement between Driven Deliveries, Inc., a Nevada company, and Brian Hayek dated as of June 1, 2018
*14.1	Code of Ethics.
*21.1	Subsidiaries of the Registrant
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer
*32.1	Section 1350 Certificate of Principal Executive and Financial and Accounting Officer

* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16.   Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 15, 2019	Driven Deliveries, Inc.

By: /s/ Chris Boudreau
Chris Boudreau Chairman and Chief Executive Officer (Principal Executive Officer)

By: /s/ Brian Hayek Brian Hayek Chief Financial Officer (Principal Financial and Accounting Officer)

.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Boudreau	Chairman and Chief Executive Officer	April 15, 2019
Chris Boudreau	(Principal Executive Officer)

/s/ Brian Hayek	President and Chief Financial Officer	April 15, 2019
Brian Hayek	(Principal Financial and Accounting Officer)

/s/ Adam Berk	Director	April 15, 2019
Adam Berk

/s/ Christian Schenk	Director	April 15, 2019
Christian Schenk

DRIVEN DELIVERIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Management of Driven Deliveries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Driven Deliveries, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and for the period from November 3, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, and for the period from November 3, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue, has suffered losses from operations and will require additional capital to operate its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2018.
Somerset, New Jersey
April 11, 2019

DRIVEN DELIVERIES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash	$5,249	$38,184
Accounts receivable	400	-

TOTAL CURRENT ASSETS	5,649	38,184

Fixed assets, net	24,344	585
Deposit	3,920	-

TOTAL ASSETS	$33,913	$38,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$219,137	$16,144
Notes payable	150,000	-
Notes payable - related party	11,705	-
Deferred Rent	4,900	-

TOTAL CURRENT LIABILITIES	385,742	16,144

Notes payable - long term	-	75,000

TOTAL LIABILITIES	385,742	91,144

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 40,875,014 and 0 shares issued and outstanding	4,088	-
Additional paid in capital	2,425,275	-
Accumulated deficit	(2,681,192)	(52,375)
Stock subscription receivable	(100,000)	-
TOTAL STOCKHOLDERS' EQUITY	(351,829)	(52,375)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,913	$38,769

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

Revenue
Sales	$(65,034)	$-
Cost of goods sold	2,735	-
Gross Profit (Loss)	(67,769)	-

OPERATING EXPENSES
Professional fees	$295,567	24,968
Compensation	2,029,434	13,292
General and administrative expenses	165,996	7,597
Sales and marketing	62,470	5,852
Total Operating Expenses	2,553,467	51,709

LOSS FROM OPERATIONS	(2,621,236)	(51,709)

OTHER EXPENSES
Interest expense	(7,581)	(666)
Total Other Expenses	(7,581)	(666)

Loss before provision for income taxes	(2,628,817)	(52,375)

Provision for Income Taxes	-	-

NET LOSS	$(2,628,817)	$(52,375)

Net loss per share - basic and diluted	$(0.14)	$-

Weighted average number of shares outstanding during the period - basic and diluted	18,992,967	-

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Deficit

Balance November 7, 2017 (inception)	-	$-	$-	$-	$-

Net loss	-	-	-	(52,375)	(52,375)

Balance December 31, 2017	-	$-	$-	$(52,375)	$(52,375)

Issuance of Founders' shares	28,340,000	2,295	-	-	2,295

Recapitalization due to merger and forward stock split	6,310,000	1,224	(1,224)	-	-

Sale of common stock	5,725,014	519	724,481	-	725,000

Issuance of common stock for services	500,000	50	99,950	-	100,000

Issuance of options for services	-	-	226,530	-	226,530

Issuance of warrants for services	-	-	1,375,538	-	1,375,538

Stock subscription receivable	-	-	-	-	(100,000)

Net loss	-	-	-	(2,628,817)	(2,628,817)

Balance December 31, 2018	40,875,014	$4,088	$2,425,275	$(2,681,192)	$(351,829)

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,628,817)	$(52,375)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	1,704,363	-
Depreciation expense	4,713	13
Changes in operating assets and liabilities
Accounts payable and accrued compensation	202,993	16,144
Accounts receivable	(400)	-
Deferred Rent	4,900	-
Net Cash Used In Operating Activities	(712,248)	(36,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outlay for deposit	(3,920)	-
Purchase of fixed assets	(28,472)	(598)
Net Cash Used In Investing Activities	(32,392)	(598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	100,000	75,000
Repayments of loan payable	(25,000)	-
Proceeds from loan payable - related party	11,705	-
Common Stock issued for cash	625,000	-
Net Cash Provided By Financing Activities	711,705	75,000

NET DECREASE IN CASH	(32,935)	38,184

CASH AT BEGINNING OF PERIOD	38,184	-

CASH AT END OF PERIOD	$5,249	$38,184

Supplemental cash flow information:
Cash paid for income taxes	$-
Cash paid for interest expense	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Receivable for Common Stock issued	$100,000	$-

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview

Driven Deliveries Inc. (formerly Results-Based Outsourcing Inc) (the “Company” or “Driven”), formed on July 22, 2013, is engaged in providing delivery services of legal cannabis products to consumers in California.

Recent developments

On August 29, 2018, Driven Deliveries, Inc., a Nevada company (“Driven Nevada”), was acquired by Results-Based Outsourcing as part of a reverse merger transaction. As consideration for the merger, Results-Based Outsourcing issued the equity holders of Driven Nevada an aggregate of 30,000,000 post-split shares of their common. Following the merger, the Company adopted the business plan of Driven Nevada as a delivery company focused on deliveries for consumers of legal cannabis products, in California. The merger was accounted for as a recapitalization of the Company, therefore the financial statements as presented in this report include the historical results of Driven Nevada.

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

NOTE 2 – GOING CONCERN ANALYSIS

Going Concern Analysis

For the year ended December 31, 2018, the Company had a net loss of $2,628,817 and a working capital deficit of $380,093. The Company will require additional capital in order to operate in the normal course of business. Management has concluded that due to these conditions, there is substantial doubt about the company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Management’s plans include raising capital though the sale of debt and/or equity. While we believe in the viability of our strategy to generate sufficient revenue, control costs and the ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to raise capital to implement the business plan, generate sufficient revenues and to control operating expenses. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for vehicles and computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years for computer equipment and five years for vehicles. Depreciation expense was $4,713 and $13 for the year ended December 31, 2018 and 2017, respectively.

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

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASU 2018-07, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model.

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

Revenue Recognition

As of January 1, 2018, the company adopted ASC 606. The adoption of ASC 606, Revenue From Contracts With Customers, represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company used the Modified-Retrospective Method when adopting this standard. There was no accounting effect due to the initial adoption. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay.

The Company has three contracts with different customers with the same terms. All of these qualify as contracts since they have been approved by both parties, have identifiable rights and payment terms regarding the services to be transferred, have commercial substance, and it is probable that the entity will collect the consideration in exchange for the services.

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

The Company’s performance obligations are to (1) deliver cannabis in compliance with California law, and (2) provide a platform to sell the retailer’s products. These items represent performance obligations since they are distinct services and are distinct in the context of the contract.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The company will perform delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by The California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the company would present a net negative revenue. For the year ended December 31, 2018, the company will show net negative revenue related to delivery of cannabis.

The transaction price of the commissions is a variable consideration as the price is determined to be 10% of a delivered sale from an order generated on the Company’s online platform. The variable consideration is also constrained as the amount of the consideration is dependent on the cost of the products purchased; and is further constrained as the company has little history to predict the amount to be recognized. Transaction price for the commissions will be determined as the company satisfies the performance obligation.

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

The Company will allocate the transaction price of the delivery fees and to the deliveries that they perform separately for the customer. The transaction price of the commissions will be allocated per each sale that the Company generates for a retailer that is delivered. There are no discounts to allocate and there have been no changes in the transaction price to allocate.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Both performance obligations are satisfied at a point in time, and as such revenue will be recognized when the delivery is completed. The revenue will not be recognized for orders not fulfilled, but the delivery fee is earned even if the delivery is rejected or the person who placed the order is not present or available at the time of delivery. The consideration payable to the customer for drivers’ wages is recognized over time based on the inputs to determine the drivers’ wage obligations, but the net transaction price is known and therefore recognized by the end of each reporting period.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the year ended December 31, 2018	Revenue for the year ended December 31, 2017
Delivery Income	$43,468	-
Dispensary Cost Reimbursements	(114,574)	-
Delivery Income, net	(71,106)	-
Commission Income	6,072	-
Total	$(65,034)	-

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers the Company is presenting a net negative revenue for the year ended December 31, 2018.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2018, common stock equivalents are comprised of 9,131,250 warrants and 4,854,692 options.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company's 2019 interim and annual financial statements. The Company plans to adopt ASU 2016-02 on January 1, 2019, for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases with immaterial increases in reported assets and liabilities. The Company is still finalizing its calculation of the cumulative effect of accounting change to be recognized upon adoption. The Company is currently working to complete the implementation and updating accounting policies in connection with the adoption of the new standard.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 4 – NOTES PAYABLE

On November 7, 2017 the Company entered into a promissory note for $75,000 that accrues interest of 6% annually. The promissory note is due on the earlier of January 31, 2018 or in the event of default, as defined in the agreement. As of the date of this report, $25,000 of the promissory note has been repaid and the remaining amount is in default. The terms of the promissory note provide that the principal amount of the note is convertible into the same security that is sold and issued pursuant to the next Qualified Financing Round completed by the Company, except that the conversion price shall be at a ten percent (10%) discount to the equity price per share raised in such Qualified Financing Round. Qualified Financing Round is defined as an equity financing of the Company that is consummated during the term which results in gross proceeds of not less than $925,000.

On February 1, 2018, the Company entered into a convertible bridge loan for $50,000 convertible into shares the Company’s common stock. The bridge loan is due March 31, 2018 and has an annual interest rate of 6%. The bridge loan is convertible into shares of common stock of the Company at a 10% discount to the equity price per share that is sold and issued in the next Qualified Financing Round completed by the Company. Qualified Financing Round is defined as an equity financing of the Company that is consummated during the term which results in gross proceeds of not less than $925,000.  The Company agreed to issue to the lender a three year warrant to purchase 12,500 shares of common stock of the Company at an exercise price of $0.50 per share. This note is currently in default.

On October 25, 2018, the Company issued a convertible promissory note in the principal amount of $50,000 which is convertible into shares the Company’s common stock at a price of $0.20 per share. This note accrues interest of 8% annually. The note is due October 25, 2019.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the year ended December 31, 2018, the company issued 40,875,014 shares of stock, 28,340,000 shares of common stock was issued to founders, 500,000 shares of common stock was issued for services, 5,725,014 shares of common stock was issued for cash of $625,000 (total subscriptions of $725,000 less a stock subscription receivable for $100,000), and 6,310,000 shares of common stock issued as part of the recapitalization due to merger and forward stock split.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock have been designated and none are issued and outstanding.

Stock Split

On August 29, 2018, the Company filed amended and restated Certificate of Incorporation to effect a forward stock split in the ration of 12.35 for 1. All share and per share amounts for the common stock herein have been retroactively restated to give effect to the forward split.

Warrants

 A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Contractual Life
Warrants

Outstanding January 1, 2018	18,750	$0.50	2.85
Granted	9,112,500	0.19	3.83
Outstanding December 31, 2018	9,131,250	$0.19	3.83

Options

 A summary of options issuances are as follows:

		Weighted Average	Weighted Average Remaining	Weighted Average
	Number	Exercise Price	Contractual Life	Grant Date Fair Value
Options

Outstanding January 1, 2018	-	$-	-	$-
Granted	4,854,692	0.04	3.00	0.19
Outstanding December 31, 2018	4,854,692	$0.04	3.00	$0.19

Nonvested Shares	Shares
Nonvested at December 31, 2017	-
Granted	4,854,692
Vested	(1,213,673)
Forfeited	-
Nonvested at December 31, 2018	3,641,019

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On February 2, 2018, the Company entered into a consulting agreement for business and financial advisory services for a twelve-month term. Pursuant to the terms of the consulting agreement, the consultant will be paid $15,000.

On May 3, 2018, the Company entered into a consulting agreement for business and financial advisory services for a twelve-month term. As part of the agreement the consultant purchased 1,900,000 shares of the Company’s common stock for aggregate consideration of $100,000.

On May 15, 2018, the Company entered into a three (3) year lease to rent office space for its principal executive office, with an effective date of June 1, 2018. The lease provides for monthly rent of $2,800 per month for the first year of the lease, $3,780 per month for the second year and $3,920 per month for the third year. The Company is also required to pay a monthly common area maintenance fee of $420.

The future minimum lease payments under the lease is are follows:

2019	$126,215
2020	136,160
2021	71,841
$334,216

On May 17, 2018, the Company entered into a consulting agreement for business and financial advisory services. Pursuant to the agreement, the Company agreed to issue the consultant 430,000 shares of the Company’s common stock and pay a cash consideration of $20,000. On October 31, 2018, the consulting agreement was cancelled.

On June 4, 2018, the Company entered into a consulting agreement for business and financial advisory services with a twelve-month term. Pursuant to terms of the agreement, the Company agreed to issue 500,000 shares of its common stock to the consultant. This stock will vest over 24 months. As of December 31, 2018, 124,998 shares vested. Additionally, as part of the agreement the consultant agreed to purchase 950,000 shares of the Company’s common stock for $50,000.

On September 14, 2018, the Company entered into a consulting agreement with IRTH Communications for investor and public relations services for a term of twelve-months. Pursuant to the terms of the agreement, the Company agreed to pay the consultant $7,500 per month and reimburse any and all reasonable out-of-pocket costs and expenses. Additionally, the Company agreed to pay a one-time refundable deposit of $10,000. This deposit has not been paid as of December 31, 2018. The Company also issued 500,000 shares of its common stock to the consultant upon entering into the contract, which was expensed immediately. This stock was valued at $100,000. As of December 31, 2018, the Company has accrued $7,500 in consulting expenses.

On December 15, 2018, the Company entered into a consulting agreement for business consulting services. Pursuant to the terms of the consulting agreement, the Company issued a warrant to purchase 1,100,000 warrants shares of the Company’s common stock. These warrants have a term of 7 years and an exercise price of $0.10. These warrants were valued at $214,946.

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 12, 2018, the Company entered into a delivery contractor agreement with a retailer. This retailer is a related party due to the Company’s CEO having an ownership interest in the retailer. As part of this agreement the Company will provide delivery services for the retailer. The retailer will pay the Company an $8 delivery fee and a 10% commission based on the gross revenue generated from the sale for each delivery. The Company will also reimburse the retailer for delivery couriers’ wages. During the year ended December 31, 2018 the Company received $18,432 in delivery income and $8,769 in commissions. The Company also paid $43,568 in reimbursements during the year ended December 31, 2018. At December 31, 2018, the Company owes the retailer $25,700.

During the year ended December 31, 2018, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek, pursuant to which Mr. Hayek extended an interest free loan to the Company in the amount of $30,705. As of December 31, 2018, the amount due on this loan was $11,705.

NOTE 8 – INCOME TAX PROVISION

At December 31, 2018, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $961,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2038. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $201,770 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $201,770.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by $190,771 for the period from December 31, 2017 through December 31, 2018.

Tax deductions for the year ended December 31, 2018
Book Net Operating Loss	$2,634,455
Depreciation	(120)
Meals and entertainment	(11,000)
Stock based compensation	(1,714,901)
Tax Net Operating Loss	$908,434

Components of deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$201,770	$10,999
Less valuation allowance	(201,770)	(10,999)
Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended December 31, 2018	For the Period from November 3, 2017 through December 31, 2017

Federal statutory income tax rate	21%	21%

Change in valuation allowance on net operating loss carry-forwards	(21)%	(21)%

Effective income tax rate	-%	-%

NOTE 9 - SUBSEQUENT EVENTS

On April 1, 2019 the Company entered into a consulting agreement for business advisory services. As part of this agreement the Company will pay the consultant $20,000 per month. Additionally, the Company will issue 500,000 warrants to purchase its common stock. These warrants will have an exercise price of $0.20 and a term of 7 years.

On February 22, 2019, the Company entered into a consulting agreement for public and media relations services. As part of this agreement the Company will $4,000 per month to the consultant.

On April 3, 2019, the Company appointed Christian Schenk as a Director to the Company. In connection with his appointment the Company agreed to issue to Mr. Schenk, options to purchase 112,500 shares of common stock which will vest immediately upon grant. The company will also issue options to purchase 28,125 shares of common stock per quarter for three years so long as Mr. Schenk remains on the board.

During the first quarter of 2019, the Company issued warrants to purchase 1,533,000 shares of common stock of the Company at an exercise price of $0.10 per shares. The warrants may be exercised on a cashless basis and have a term of seven years. The warrants were issued for consulting services.

On January 16, 2019, the Company appointed Jerrin James as the Company’s COO. Pursuant to the terms of the agreement with Mr. James, the Company agreed to issue 2,900,000 shares either in the form of stock options or warrants, common stock 25% of which will vest immediately upon grant with the remainder vesting quarterly over three years.

On March 5, 2019, the Company appointed Adam Berk as a Director to the Company. In connection with his appointment the Company agreed to issue to Mr. Berk, options to purchase 112,500 shares of common stock which will vest immediately upon grant.

On March 7, 2019, the Company entered into a consulting agreement for business advisory services. Pursuant to the terms of the consulting agreement, the Company agreed to pay cash compensation of $10,416.66 per month. The Company also agreed to pay a one-time payment of $5,000 within 5 days of the execution of the agreement. The Company also agreed to issue the consultant 125,000 options to purchase shares of the Company’s common stock, which options will vest quarterly over a 3 year period.

On February 1, 2019, the Company entered into a twelve-month lease for office space in Las Vegas, Nevada. The lease requires a monthly payment of $1,764 and terminates on February 14, 2020.

The Company assumed a three (3) year lease, with an effective date of February 5, 2019, from a related party. The Company paid $20,839 upon signing the assignment. The lease provides for monthly rent of $5,345 per month through June 30, 2019, $5,880 per month through June 30, 2020 and $6,468 per month through June 30, 2021. The Company is also required to pay a monthly common area maintenance fee of $695.