Form 10-Q
period 2019-03-31
Driven Deliveries, Inc.
filed 2019-08-20
CIK 1629606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
or
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

 (Address of Principal Executive Office)

(833) 378 6420
Registrant’s Telephone Number Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
[  ] Yes [X] No

As of August 19, 2019, there were 51,126,679 shares of common stock outstanding.

Driven Deliveries, Inc.
Form 10-Q Report
For the Fiscal Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$365,672	$5,249
Accounts receivable	400	400
Prepaid expenses	13,829	-

TOTAL CURRENT ASSETS	379,901	5,649

Right of use asset	250,695	-
Fixed assets, net	50,942	24,344
Deposit	3,920	3,920

TOTAL ASSETS	$685,458	$33,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$141,600	$219,137
Notes payable	50,000	150,000
Notes payable - related party	26,726	11,705
Deferred Rent	-	4,900
Lease liability	130,539	-

TOTAL CURRENT LIABILITIES	348,865	385,742

Lease liability - long term	129,255	-

TOTAL LIABILITIES	478,120	385,742

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 46,310,014 and 40,875,014 shares issued and outstanding	4,631	4,088
Additional paid in capital	3,838,286	2,425,275
Accumulated deficit	(3,635,579)	(2,681,192)
Stock subscription receivable	-	(100,000)
TOTAL STOCKHOLDERS' EQUITY	207,338	(351,829)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$685,458	$33,913

See accompanying notes to the condensed consolidated financial statements.

     DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Revenue
Sales	$(19,417)	$6,195
Gross Profit	(19,417)	6,195

OPERATING EXPENSES
Professional fees	$167,757	38,073
Compensation	537,183	33,935
General and administrative expenses	178,864	26,098
Sales and marketing	40,774	17,889
Total Operating Expenses	924,578	115,995

NET LOSS FROM OPERATIONS	(943,995)	(109,800)

OTHER EXPENSES
Interest expense	(10,167)	(1,586)
Loss on extinguishment of debt	(225)	-
Total Other Expenses	(10,392)	(1,586)

Net loss before provision for income taxes	(954,387)	(111,386)

Provision for Income Taxes	-	-

NET LOSS	$(954,387)	$(111,386)

Net loss per share - basic and diluted	$(0.02)	$(0.61)

Weighted average number of shares outstanding during the period - basic and diluted	44,290,295	181,461

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

			Additional			Total
	Common		Paid-in	Accumulated	Stock Subscription	Stockholders'
	Shares	Par	Capital	Deficit	Receivable	Deficit

For the three months ended March 31, 2018

Balance December 31, 2017	-	$-	$-	$(52,375)	$-	$(52,375)

Net loss	-	-	-	(111,386)	-	(111,386)

Balance March 31, 2018	-	$-	$-	$(163,761)	$-	$(163,761)

For the three months ended March 31, 2019

Balance December 31, 2018	40,875,014	$4,088	$2,425,275	$(2,681,192)	$(100,000)	$(351,829)

Sale of common stock	5,060,000	506	1,011,494	-	-	1,012,000

Issuance of options for services	-	-	244,062	-	-	244,062

Issuance of warrants for services	-	-	103,632	-	-	103,632

Issuance of common stock and warrants for cancellation of debt	375,000	37	53,823	-	-	53,860

Proceeds from stock subscription receivable	-	-	-	-	100,000	100,000

Net loss	-	-	-	(954,387)	-	(954,387)

Balance March 31, 2019	46,310,014	$4,631	$3,838,286	$(3,635,579)	$-	$207,338

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(954,387)	$(111,386)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of debt	225	-
Stock based compensation	347,694	-
Amortization of right-of-use asset	11,274	-
Depreciation expense	2,748	273
Changes in operating assets and liabilities
Prepaid expenses	(13,829)	-
Accounts payable and accrued compensation	(73,902)	10,181
Accounts receivable	-	(600)
Cash paydowns of lease liability	(7,075)	-
Net Cash Used In Operating Activities	(687,252)	(101,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(29,346)	(28,472)
Net Cash Used In Investing Activities	(29,346)	(28,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock receivable	100,000	-
Proceeds from loan payable	-	50,000
Repayments of loan payable	(50,000)	-
Proceeds from loan payable - related party	23,726	-
Repayments of loan payable - related party	(8,705)	-
Common Stock issued for cash	1,012,000	50,000
Net Cash Provided By Financing Activities	1,077,021	100,000

NET DECREASE IN CASH	360,423	(30,004)

CASH AT BEGINNING OF PERIOD	5,249	38,184

CASH AT END OF PERIOD	$365,672	$8,180

Supplemental cash flow information:
Cash paid for income taxes	$-
Cash paid for interest expense	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and warrants for cancellation of debt	$53,860	$-
Lease liability recognized from right of use asset	$250,040	$-

See accompanying notes to the condensed consolidated financial statements.

 DRIVEN DELIVERIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018

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

NOTE 2 – GOING CONCERN ANALYSIS

Going Concern Analysis

For the three months ended March 31, 2019, the Company had a net loss of $954,387and working capital of $31,036. The Company will require additional capital in order to operate in the normal course of business. Management has concluded that due to these conditions, there is substantial doubt about the company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.

Management’s plans include raising capital though the sale of debt and/or equity. The Company’s ability to continue as a going concern is dependent upon its ability to raise capital to implement the business plan, generate sufficient revenues and to control operating expenses. While we believe in the viability of our strategy to generate sufficient revenue, control costs and the ability to raise additional funds, there can be no assurances that our strategy will be successful. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim period ended March 31, 2019. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the SEC on April 15, 2019. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods. The December 31, 2018 Balance Sheet is derived from the Company's audited financial statements but does not include all necessary disclosures for full U.S. GAAP presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2019, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for vehicles and computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years for computer equipment and five years for vehicles. Depreciation expense was $2,748 and $273 for the three months ended March 31, 2019 and 2018, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The company will perform delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by The California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the company would present a net negative revenue. For the three months ended March 31, 2019, the company will show net negative revenue related to delivery of cannabis.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended March 31, 2019	Revenue for the three months ended March 31, 2018
Delivery Income	$15,370	6,968
Dispensary Cost Reimbursements	(34,787)	(773)
Delivery Income, net	(19,417)	6,195
Commission Income	-	-
Total	$(19,417)	6,195

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers, the Company is presenting a net negative revenue for the three months ended March 31, 2019.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 11 months to 28 months. Current facility leases include our offices in Las Vegas, Nevada, Long Beach, California and San Diego, California. Lease costs were $44,060 for the three months ended March 31, 2019. There was no sublease rental income for the three months ended March 31, 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

Lease Costs

Three Months Ended March 31, 2019
Components of total lease costs:
Operating lease expense	$44,060
Total lease costs	$44,060

Lease Positions as of March 31, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

March 31, 2019
Assets
Right of use asset	$250,695
Total assets	$250,695

Liabilities
Operating lease liabilities – short term	130,539
Operating lease liabilities – long term	$129,255
Total lease liability	$259,794

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	2.15
Weighted average discount rate – operating lease	10.91%

 Cash Flows

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$11,274
Cash paydowns of operating liability	$(7,075)
Supplemental non-cash amounts of lease liabilities arising from obtaining
ROU assets	$(261,969)
Lease Liability	$266,869

The future minimum lease payments under the lease is are follows:

2019 (nine months)	$99,089
2020	122,174
2021	58,408
Total future minimum lease payments	279,671
Less imputed interest	19,907
Total	$259,764

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2019, common stock equivalents are comprised of 10,676,750 warrants and 8,777,214 options.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 4 – NOTES PAYABLE

On November 7, 2017 the Company issued a promissory note for $75,000 that accrues interest of 6% annually. The promissory note is due on the earlier of January 31, 2018 or in the event of default, as such term is defined in the agreement. The terms of the promissory note provide that the principal amount of the note is convertible into the same security that is sold and issued in the next Qualified Financing Round completed by the Company, except that the conversion price shall be at a ten percent (10%) discount to the equity price per share raised in such Qualified Financing Round. Qualified Financing Round is defined as an equity financing of the Company that is consummated during the term of the promissory note which results in gross proceeds of not less than $925,000. The note was in default but as of the date of this report, has been fully paid off.

On February 1, 2018, the Company entered into a convertible bridge loan agreement providing for a loan in the principal amount of $50,000 to the Company. The loan bears interest at the rate of 6% annually and is convertible into shares the Company’s common stock at a 10% discount to the equity price per share that is sold and issued in the next Qualified Financing Round completed by the Company. Qualified Financing Round is defined as an equity financing of the Company that is consummated during the term of the loan which results in gross proceeds of not less than $925,000.  In connection with the loan, the Company issued to the lender a three year warrant to purchase 12,500 shares of common stock of the Company at an exercise price of $0.50 per share. The bridge loan was due on March 31, 2018. In March 2019, the Company entered into a debt cancellation agreement with the lender pursuant to which the Company agreed to issue to the lender 375,000 shares of the Company’s common stock and a three year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.20. The Company recorded a loss on extinguishment of debt of $225 related to the cancellation.

On October 25, 2018, the Company issued a convertible promissory note in the principal amount of $50,000 which is convertible into shares the Company’s common stock at a price of $0.20 per share. This note accrues interest of 8% annually. The note is due on October 25, 2019.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the three months ended March 31, 2019, the company issued 5,435,000 shares of common stock for cash of $1,012,000, and 375,000 shares of common stock for cancellation of debt.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock have been designated and none are issued and outstanding.

Warrants

 A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants

Outstanding January 1, 2018	18,750	$0.50	2.85
Granted	9,112,500	0.19	3.83
Outstanding December 31, 2018	9,131,250	0.19	3.83
Granted	1,558,000	0.10	6.79
Outstanding March 31, 2019	10,676,750	$0.16	4.05

During the first quarter of 2019, the Company issued warrants to purchase 1,558,000 shares of common stock of the Company at an exercise price of $0.10 per share. The warrants may be exercised on a cashless basis and have a term of seven years. The warrants were issued for consulting services.

Options

 A summary of options issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value
Options

Outstanding January 1, 2018	-	$-	-	$-
Granted	4,854,692	0.04	3.00	0.19
Outstanding December 31, 2018	4,854,692	0.04	3.00	0.19
Granted	3,922,522	0.10	7.00	0.20
Outstanding March 31, 2019	8,777,214	$0.07	4.60	$0.19

Nonvested Shares	Shares
Nonvested at January 1, 2018	-
Granted	4,854,692
Vested	(1,213,673)
Forfeited	-
Nonvested at December 31, 2018	3,641,019
Granted	3,922,522
Vested	(1,263,215)
Forfeited	-
Nonvested at March 31, 2019	6,300,326

During the first quarter of 2019, the Company issued stock options purchase 3,922,522 shares of common stock of the Company at an exercise price of $0.10 per share. The options have a term of seven years. The company recognized a stock compensation expense of $187,306 related to the issuance of these options for the three months ended March 31, 2019.

The company recognized a stock compensation expense of $244,059 for the three months ended March 31, 2019.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On March 7, 2019, the Company entered into a consulting agreement for business advisory services. Pursuant to the terms of the consulting agreement, the Company agreed to pay cash compensation of $10,417 per month. The Company also agreed to pay a one-time payment of $5,000 within 5 days of the execution of the agreement. The Company also agreed to issue the consultant 125,000 options to purchase shares of the Company’s common stock, which options will vest quarterly over a 3 year period.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek, pursuant to which Mr. Hayek extended an interest free loan to the Company in the amount of $30,705. As of March 31, 2019, the amount due on this loan was $3,000.

On January 16, 2019, the Company appointed Jerrin James as the Company’s COO. Pursuant to the terms of the agreement with Mr. James, the Company agreed to issue 2,897,522 shares either in the form of stock options or warrants, to purchase shares of the Company’s common stock 25% of which will vest immediately upon grant with the remainder vesting quarterly over three years.

On March 5, 2019, the Company appointed Adam Berk as a Director to the Company. In connection with his appointment the Company agreed to issue to Mr. Berk, options to purchase 450,000 shares of common stock which vest immediately upon grant.

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2019 the Company entered into a consulting agreement for business advisory services. As part of this agreement the Company will pay the consultant $20,000 per month. Additionally, the Company agreed to issue 500,000 warrants to purchase shares of its common stock. These warrants have an exercise price of $0.20 and a term of 7 years.

On April 3, 2019, the Company appointed Christian Schenk as a Director to the Company. In connection with his appointment the Company agreed to issue to Mr. Schenk, warrants to purchase 1,500,000 shares of common stock which will vest immediately upon grant. The Company also agreed to issue warrants to purchase 500,000 shares of common stock of the Company after the close of the merger with Ganjarunner (see below for details on the business combination), and issue warrants to purchase 1,000,000 shares of common stock of the Company after successfully closing the Company’s pending business arrangement with a cannabis B2B transportation provider or other business as determined by the Board of Directors.

Subsequent to the first quarter of 2019, the Company issued 3,555,000 shares of its common stock for consideration of $1,236,000.

During the second quarter of 2019, the Company issued 261,665 shares of its common stock for the conversion of a note with a total value of $52,333 in principle and interest.

During the second quarter of 2019, the Company entered into three delivery contractor agreements with retailers. As part of these contracts the Company will offer delivery services in exchange for a delivery fee from each of these retailers.

On June 21, 2019, the Company, GR Acquisition, Inc. (“GRA”), a Nevada corporation ,Ganjarunner, Inc. (“Ganjarunner”), a California corporation, and Global Wellness, LLC (“GW”), a California limited liability company, (Ganjarunner and GW are hereafter referred to collectively as “GR/GW”) entered into an Agreement and Plan of Merger (the “Agreement”), pursuant to which GR/GW shall merge with and into GRA, with GRA continuing as the surviving entity and wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on June 24, 2019 (the “Closing Date”). Pursuant to the Agreement, the Company shall, as partial consideration, pay GR/GW $450,000, $150,000 of which has already been paid to GR/GW with the remaining $300,000 to be paid in two equal tranches of $150,000 whereby each tranche is subject to GRA’s achievement of certain milestones. Additionally, the Company shall pay to GR/GW (i) $350,000 at the earlier to occur of the 6-month anniversary of the Closing Date or upon the Company raising additional funding of at least $2,000,000 and (ii) $300,000 at the end of the 24-month anniversary of the Closing Date. In addition, as further consideration, the Company issued to GR/GW’s founders 1,000,000 shares of the Company’s common stock on the Closing Date and shall make two additional issuances of 2,000,000 shares of common stock on the 12-month and 24-month anniversaries of the Closing Date, with each respective issuance contingent upon GRA’s achievement of certain milestones as set forth in the Agreement.

Subsequent to the first quarter of 2019, the Company entered into seven employment agreements. As part of these agreements the Company will issue a total of 1,650,000 options to purchase the Company's common stock. These options vest quarterly over two or three years.

On July 10, 2019 (the “Closing Date”), the Company and Mountain High Recreation, Inc. (“MH”), a California corporation, entered into an Asset Purchase Agreement (the “Agreement”), pursuant to which the Company acquired certain assets from MH as specified in the Agreement, which included (i) the option to purchase to MH’s California Cannabis - Retailer Nonstorefront License (ii) the option to purchase a certain real property lease located at 8 Light Sky Ct, Sacramento, CA 95828 associated with that certain license , (iii) the right to use all trademarks and intellectual property associated with the MH brand (the “Assets”). The Company assumed no liabilities of MH. The transactions contemplated by the Agreement, closed on July 10, 2019 (the “Closing”).

Pursuant to the Agreement, the Company shall, as consideration for the Assets, pay to MH the following: $200,000 at Closing, $150,000 on or before December 20, 2019, $150,000 on or before March 31, 2020, $250,000 at the end of the twelfth (12th) month (on a rolling basis) following the Closing Date and $250,000 at the end of the twenty-fourth (24th) month (on a rolling basis) following the Closing Date. In addition, at the Closing, the Company issued to MH 1,000,000 shares of its common stock. At the end of the twelfth month (on a rolling basis) from the Closing Date, the Company shall issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement and exercisable for a period of three (3) years from the date of issuance (the “2020 Warrants”). At the end of the twenty-fourth month (on a rolling basis) from the Closing Date, the Company shall issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement price, exercisable for a period of three (3) years from the date of issuance (the “2021 Warrants”). The 2020 Warrants and 2021 Warrants are subject to adjustment, based on the amount of gross revenue the Company recognized in connection with the Assets.

The Company assumed a five (5) year lease, with an effective date of June 24, 2019, the acquisition of Ganjarunner. The lease provides for monthly rent of $3,113 per month through July 31, 2021, $3,206 per month through July 31, 2022 and $3,302 per month through July 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on April 15, 2019, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the three months ended March 31, 2019, show a net loss of $954,387 We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Revenue

During the three months ended March 31, 2019, the Company recorded negative revenue in the amount of ($19,417). The revenue for the period was negative due to dispensary cost reimbursements of $34,787 offsetting the delivery income of $15,370. This left the Company with a negative gross profit of ($19,417) for the three months ended March 31, 2019. The Company had $6,195 revenue during the three months ended March 31, 2018. The revenue for the period ended March 31, 2018 was composed of dispensary cost reimbursements of $773 offsetting the delivery income of $6,968. The change in revenue between the three months ended March 31, 2019 and 2018 resulted from the Company expanding its operations in 2019.

Operating Expenses

During the three months ended March 31, 2019, we incurred a loss from operations of $943,995. This is due to professional fees of $167,757, compensation of $537,183 including stock-based compensation of $347,694, general and administrative of $178,864, and sales and marketing of $40,774.

During the three months ended March 31, 2018, we incurred a loss from operations of $109,800. This is due to professional fees of $38,073, compensation of $33,935, general and administrative of $26,098, and sales and marketing of $17,889.

The increase in operating expenses between the three months ended March 31, 2019 and 2018 are due to the Company expanding operations. The increase in professional fees is primarily due to an increase in legal fees, business development fees, accounting fees, and consulting fees. The increase in compensation is primarily due to the increase in stock base compensation. The increase in general and administrative expenses is primarily due to rent expense and IT consulting expense. The increase in sales and marketing is primarily due to increases in public relations expense, marketing dues and subscriptions, marketing design, and advertising expenses.

Other Expenses

During the three months ended March 31, 2019, the Company incurred interest expense of $10,167 compared to interest expense of $1,586 in the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company had a loss on extinguishment of debt of $225.

Liquidity

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of March 31, 2019, we had cash of $365,672 and working capital of $31,036. Based on our current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of 2019. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

Operating activities used $687,252 in cash for the three months ended March 31, 2019. This was comprised of a net loss of $954,387, a $73,902 decrease in accounts payable and accrued expenses, and a $13,829 increase in prepaid expenses that was offset by $347,694 in stock-based compensation.

Operating activities used $101,532 in cash for the three months ended March 31, 2018. This is comprised of a net loss of $111,386 was offset by a $10,181 increase in accounts payable and accrued expenses.

Investing activities used $29,346 in cash for the three months ended March 31, 2019 due to the purchase of fixed assets.

Investing activities used $28,472 in cash for the three months ended March 31, 2018 due to the purchase of fixed assets.

Financing activities provided $1,077,021 in cash for the three months ended March 31, 2019 due to cash from repayment of loan payable of $50,000, proceeds of stock receivable of $100,000, and common stock issued for cash of $1,012,000.

Financing activities provided $100,000 in cash for the three months ended March 31, 2018 due to proceeds from loan payable of $50,000 and common stock issued for cash of $50,000.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical accounting policies

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, directors and non-employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The company will perform delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by The California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the company would present a net negative revenue. For the three months ended March 31, 2019, the company will show net negative revenue related to delivery of cannabis.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended March 31, 2019	Revenue for the three months ended March 31, 2018
Delivery Income	$15,370	6,968
Dispensary Cost Reimbursements	(34,787)	(773)
Delivery Income, net	(19,417)	6,195
Commission Income	-	-
Total	$(19,417)	6,195

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers the Company is presenting a net negative revenue for the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

This material weaknesses could result in a material misstatement to the annual or interim consolidated condensed financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company sold a total of 5,060,000 shares of its common stock to seven (12) accredited investors, for an aggregate purchase price of $1,012,000.

During the three months ended March 31, 2019, the Company sold a total of 375,000 shares of its common stock for cancellation of debt.

The shares above were offered and sold in reliance upon an exemption from the registration requirements under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering of the shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

ExhibitNumber	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Driven Deliveries, Inc.

Date: August 19, 2019	/s/ Christian Schenk
Name: Christian Schenk
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2019	/s/ Brian Hayek
Name: Brian Hayek
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)