Form 10-Q
period 2019-06-30
Driven Deliveries, Inc.
filed 2019-08-20
CIK 1629606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
or
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

As of August 19, 2019, there were 51,126,679 shares of the issuer's common stock outstanding.

Driven Deliveries, Inc.
Form 10-Q Report
For the Fiscal Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$354,585	$5,249
Accounts receivable	400	400
Right of use asset	154,041	-
Inventory	186,367	-

TOTAL CURRENT ASSETS	695,393	5,649

Excess purchase price over net liabilities acquired	3,014,832	-
Right of use asset - long term	186,669	-
Fixed assets, net	76,984	24,344
Deposit	4,190	3,920

TOTAL ASSETS	$3,978,068	$33,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$727,157	$219,137
Notes payable	-	150,000
Notes payable - related party	26,726	11,705
Deferred Rent	-	4,900
Lease liability	152,407	-
Contingent liability	1,318,524	-

TOTAL CURRENT LIABILITIES	2,224,814	385,742

Lease liability - long term	198,024	-
Contingent liability - long term	779,454	-

TOTAL LIABILITIES	3,202,292	385,742

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 50,576,679 and 40,875,014 shares issued and outstanding	5,058	4,088
Additional paid in capital	5,975,132	2,425,275
Accumulated deficit	(5,204,414)	(2,681,192)
Stock subscription receivable	-	(100,000)
TOTAL STOCKHOLDERS' EQUITY	775,776	(351,829)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,978,068	$33,913

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales	$53,050	$(24,156)	$33,633	$(17,961)
Other revenue	12,774	-	12,774	-
Cost of goods sold	48,394	35	48,394	35
Gross Profit (Loss)	17,430	(24,191)	(1,987)	(17,996)

OPERATING EXPENSES
Professional fees	341,113	32,259	508,870	70,332
Compensation	959,470	26,837	1,496,653	60,772
General and administrative expenses	234,568	23,745	413,432	49,843
Sales and marketing	52,503	26,122	93,277	44,011
Total Operating Expenses	1,587,654	108,963	2,512,232	224,958

NET LOSS FROM OPERATIONS	(1,570,224)	(133,154)	(2,514,219)	(242,954)

OTHER EXPENSES
Interest expense	(691)	(1,870)	(10,858)	(3,456)
Gain on extinguishment of debt	2,080	-	1,855	-
Total Other Expenses	1,389	(1,870)	(9,003)	(3,456)

Net loss before provision for income taxes	(1,568,835)	(135,024)	(2,523,222)	(246,410)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(1,568,835)	$(135,024)	$(2,523,222)	$(246,410)

Net loss per share - basic and diluted	$(0.03)	$(0.39)	$(0.05)	$(0.71)

Weighted average number of shares outstanding during the period - basic and diluted	48,046,180	346,556	46,179,458	346,556

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

			Additional			Total
	Common		Paid-in	Accumulated	Stock Subscription	Stockholders'
	Shares	Par	Capital	Deficit	Receivable	Deficit

For the three months ended June 30, 2018

Balance December 31, 2017	-	$-	$-	$(52,375)	$-	$(52,375)

Net loss	-	-	-	(111,386)	-	(111,386)

Balance March 31, 2018	-	$-	$-	$(163,761)	$-	$(163,761)

Issuance of Founders' shares	28,340,000	2,834	(539)	-	-	2,295

Contribution of capital	-	-	15,705	-	-	15,705

Sale of common stock	2,850,000	285	149,715	-	-	150,000

Net loss	-	-	-	(135,024)	-	(135,024)

Balance June 30, 2018	31,190,000	$3,119	$164,881	$(298,785)	$-	$(130,785)

For the three months ended June 30, 2019

Balance December 31, 2018	40,875,014	$4,088	$2,425,275	$(2,681,192)	$(100,000)	$(351,829)

Sale of common stock	5,060,000	506	1,011,494	-	-	1,012,000

Issuance of options for services	-	-	244,062	-	-	244,062

Issuance of warrants for services	-	-	103,632	-	-	103,632

Issuance of common stock and warrants for cancellation of debt	375,000	37	53,823	-	-	53,860

Proceeds from stock subscription receivable	-	-	-	-	100,000	100,000

Net loss	-	-	-	(954,387)	-	(954,387)

Balance March 31, 2019	46,310,014	$4,631	$3,838,286	$(3,635,579)	$-	$207,338

Sale of common stock	3,005,000	301	960,700	-	-	961,001

Issuance of options for services	-	-	106,986	-	-	106,986

Issuance of warrants for services	-	-	516,953	-	-	516,953

Issuance of common stock for conversion of debt	261,665	26	52,307	-	-	52,333

Issuances of common stock for acquisition	1,000,000	100	499,900	-	-	500,000

Net loss	-	-	-	(1,568,835)	-	(1,568,835)

Balance June 30, 2019	50,576,679	$5,058	$5,975,132	$(5,204,414)	$-	$775,776

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,523,222)	$(246,410)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	(1,856)	-
Stock based compensation	971,633	2,295
Amortization of right-of-use asset	46,800	-
Depreciation expense	6,052	1,742
Changes in operating assets and liabilities
Inventory	(47,350)	-
Deposit	(270)	-
Accounts payable and accrued compensation	(30,621)	16,090
Accounts receivable	-	(600)
Bank overdraft	-	1,466
Cash paydowns of lease liability	(42,601)	-
Net Cash Used In Operating Activities	(1,621,435)	(225,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	123,088	-
Cash used in acquisition	(150,000)
Purchase of fixed assets	(40,339)	(28,472)
Net Cash Used In Investing Activities	(67,251)	(28,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	-	15,705
Proceeds from stock receivable	100,000	-
Proceeds from loan payable	-	50,000
Repayments of loan payable	(50,000)	-
Proceeds from loan payable - related party	23,726	-
Repayments of loan payable - related party	(8,705)	-
Common Stock issued for cash	1,973,001	150,000
Net Cash Provided By Financing Activities	2,038,022	215,705

NET DECREASE IN CASH	349,336	(38,184)

CASH AT BEGINNING OF PERIOD	5,249	38,184

CASH AT END OF PERIOD	$354,585	$-

Supplemental cash flow information:
Cash paid for income taxes	$-
Cash paid for interest expense	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and contingent consideration - business combination	$2,597,978	$-
Issuance of common stock and warrants for cancellation of debt	$106,193	$-
Lease liability recognized from right of use asset	$266,869	$-

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019 AND 2018

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

In June 2019, the Company completed its acquisition of Ganjarunner, Inc. and Global Wellness, LLC, which are engaged in the business of providing delivery services of legal cannabis products to consumers. See Note 4 – Merger Agreement below for more information on the acquisition.

Risks and Uncertainties

The Company has a limited operating history and has generated limited revenues from its operations. The Company's business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse conditions may include: changes in cannabis regulatory environment and competition from larger more well-funded companies. These adverse conditions could affect the Company's financial condition and the results of its operations.

NOTE 2 – GOING CONCERN ANALYSIS

Going Concern Analysis

For the six months ended June 30, 2019, the Company had a net loss of $2,523,222 and working capital deficit of $1,529,421. The Company will require additional capital in order to continue its operations in the normal course of business. Management has concluded that due to these conditions, there is substantial doubt about the company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim period ended June 30, 2019. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the year ended December 31, 2018 included within the Company’s Form 10-K filed with the SEC on April 15, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods. The December 31, 2018 Balance Sheet is derived from the Company's audited financial statements but does not include all necessary disclosures for full U.S. GAAP presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2019, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for vehicles and computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years for computer equipment and five years for vehicles. Depreciation expense was $6,052 and $1,742 for the six months ended June 30, 2019 and 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is determined to be salable based on demand forecast within a specific time horizon. Inventory in excess of salable amounts and inventory which is considered obsolete. At the point of recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis. Inventory is costed on the FIFO basis.

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

Revenue Recognition

As of January 1, 2018, the company adopted ASC 606. The adoption of ASC 606, Revenue From Contracts With Customers, represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. Revenue is recorded gross of taxes related to taxable sales transactions, such as sales tax, use tax, or other government fees. The Company used the Modified-Retrospective Method when adopting this standard. There was no accounting effect due to the initial adoption. To achieve this core principle, the Company applies the following five steps:

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

The Company also sells directly to customers through their Ganjarunner website. The Company takes customer orders through the website and delivers directly to the customer. In these sales the Company does not enter into a formal contract but sells directly to the customer as a retailer.

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

The Company’s performance obligations are to (1) deliver cannabis in compliance with California law, (2) provide a platform to sell the retailer’s products, and (3) sell directly to customers through the Ganjarunner website. These items represent performance obligations since they are distinct services and products and are distinct in the context of the contract.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The Company provides delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by the California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the Company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the Company would present a net negative revenue. For the six months ended June 30, 2019 and 2018, the Company had net negative revenue related to delivery of cannabis.

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

The direct sales made through the Ganjarunner website do not have a variable consideration and are accounted for as product sales.

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

For the sales made through the Ganjarunner website, the transaction price is allocated to the product and the delivery fees associated with the sale.

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

For the sales made through the Ganjarunner website, the performance obligation is satisfied at a point in time, and as such revenue will be recognized when the delivery is completed.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended June 30, 2019	Revenue for the three months ended June 30, 2018	Revenue for the six months ended June 30, 2019	Revenue for the six months ended June 30, 2018
Delivery Income	$18,973	6,192	$34,343	13,160
Dispensary Cost Reimbursements	(28,559)	(30,391)	(63,346)	(31,164)
Delivery Income, net	(9,586)	(24,199)	(29,003)	(18,004)
Product Sales	62,607	-	62,607	-
Commission Income	29	43	29	43
Other Revenue	12,774	-	12,774	-
Total	$65,824	(24,156)	46,407	(17,961)

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers, the Company is presenting a net negative delivery income for the three and six months ended June 30, 2018 and 2019.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 11 months to 28 months. Current facility leases include our offices in Las Vegas, Nevada, Long Beach, California, San Diego, California, Glendale, California, and Sacramento, California. Lease costs were $96,708 for the six months ended June 30, 2019. There was no sublease rental income for the six months ended June 30, 2019.

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

Lease Costs

Six Months Ended June 30, 2019
Components of total lease costs:
Operating lease expense	$96,708
Total lease costs	$96.708

Three Months Ended June 30, 2019
Components of total lease costs:
Operating lease expense	$52,648
Total lease costs	$52,648

Lease Positions as of June 30, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

June 30, 2019
Assets
Right of use asset – short term	$154,041
Right of use asset – long term	186,669
Total assets	$340,710

Liabilities
Operating lease liabilities – short term	152,407
Operating lease liabilities – long term	$198,024
Total lease liability	$350,431

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	2.63
Weighted average discount rate – operating lease	10.91%

 Cash Flows

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$44,823
Cash paydowns of operating liability	$(42,601)
Supplemental non-cash amounts of lease liabilities arising from obtaining
ROU assets	$(390,109)
Lease Liability	$369,986

The future minimum lease payments under the leases are as follows:

2019 (nine months)	$165,229
2020	156,916
2021	44,851
2022	39,535
2023	3,303
Total future minimum lease payments	409,834
Lease imputed interest	59,403
Total	$350,431

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2019, common stock equivalents are comprised of 13,176,750 warrants and 10,161,869 options.

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

NOTE 4 – MERGER AGREEMENT

On June 21, 2019, the Company, GR Acquisition, Inc. (“GRA”), a Nevada corporation ,Ganjarunner, Inc. (“Ganjarunner”), a California corporation, and Global Wellness, LLC (“GW”), a California limited liability company, (Ganjarunner and GW are hereafter referred to collectively as “GR/GW”) entered into an Agreement and Plan of Merger (the “Agreement”), pursuant to which GR/GW shall merge with and into GRA, with GRA continuing as the surviving entity and wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on June 24, 2019 (the “Closing Date”). Pursuant to the Agreement, the Company agreed to pay to GR/GW $450,000, $150,000 of which has already been paid to GR/GW with the remaining $300,000 to be paid in two equal tranches of $150,000 whereby each tranche is subject to GRA’s achievement of certain milestones. Additionally, the Company shall pay to GR/GW (i) $350,000 at the earlier to occur of the 6-month anniversary of the Closing Date or upon the Company raising additional funding of at least $2,000,000 and (ii) $300,000 at the end of the 24-month anniversary of the Closing Date. In addition, as further consideration, the Company issued to GR/GW’s founders 1,000,000 shares of the Company’s common stock on the Closing Date and shall make two additional issuances of 2,000,000 shares of common stock on the 12-month and 24-month anniversaries of the Closing Date, with each respective issuance contingent upon GRA’s achievement of certain milestones as set forth in the Agreement.

Following the closing of the transaction, Ganjarunner’s financial statements as of the Closing were consolidated with the Consolidated Financial Statements of the Company. These amounts are provisional and may be adjusted during the measurement period.

The following presents the unaudited pro-forma combined results of operations of the Company with the Ganjarunner Business as if the entities were combined on January 1, 2019.

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Gross Revenue	$1,651,200	1,008,191
Gross Profit	$832,367	496,703
Net loss	$(2,582,625)	(277,921)
Net loss per share	$(0.06)	(0.80)
Weighted average number of shares outstanding	46,179,458	346,556

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

The Company consolidated Ganjarunner as of the closing date of the agreement, and the results of operations of the Company include that of Ganjarunner.

The following presents the consideration paid for the acquisition of Ganjarunner and the preliminary purchase price allocation. These amounts are provisional and may be adjusted during the measurement period.

Purchase Price
Cash consideration	$150,000
Future cash consideration	903,886
Stock consideration	500,000
Future stock consideration	1,194,092
Total purchase price	$2,747,978

Allocation of purchase price
Cash	$123,088
Inventory	139,017
Fixed assets, net	18,353
ROU asset	125,541
Lease Liability	(126,163)
Accounts payable	(546,690)
Goodwill and intangible assets	3,014,832
Total allocation of purchase price	$2,747,978

NOTE 5 – NOTES PAYABLE

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

On October 25, 2018, the Company issued a convertible promissory note in the principal amount of $50,000 which is convertible into shares the Company’s common stock at a price of $0.20 per share. This note accrues interest of 8% annually. The note is due on October 25, 2019. During the second quarter of 2019 the note was converted into 261,665 shares of the Company’s common stock.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the six months ended June 30, 2019, the company issued 8,065,000 shares of common stock for cash of $1,973,001, 636,665 shares of common stock for conversion or cancellation of debt, and 1,000,000 shares related to the acquisition of Ganjarunner.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock have been designated and none are issued and outstanding.

Warrants

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Contractual Life
Warrants

Outstanding January 1, 2018	18,750	$0.50	2.85
Granted	9,112,500	0.19	3.83
Outstanding December 31, 2018	9,131,250	0.19	3.83
Granted	4,058,000	0.16	6.73
Forfeited	(12,500)	0.50	1.84
Outstanding June 30, 2019	13,176,750	$0.18	4.38

During the first quarter of 2019, the Company issued warrants to purchase 1,558,000 shares of common stock of the Company at an exercise price of $0.10 per share. The warrants may be exercised on a cashless basis and have a term of seven years. The warrants were issued for consulting services.

During the second quarter of 2019, the Company issued warrants to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.20 per share. The warrants may be exercised on a cashless basis and have a term of seven years. The warrants were issued for consulting services.

Options

A summary of options issuances are as follows:

		Weighted Average	Weighted Average Remaining	Weighted Average
	Number	Exercise Price	Contractual Life	Grant Date Fair Value
Options

Outstanding January 1, 2018	-	$-	-	$-
Granted	4,854,692	0.04	3.00	0.19
Outstanding December 31, 2018	4,854,692	0.04	3.00	0.19
Granted	5,610,022	0.22	6.74	0.28
Forfited	(302,845)	0.04	2.67	0.04
Outstanding June 30, 2019	10,161,869	$0.14	4.84	$0.24

Nonvested Shares	Shares
Nonvested at January 1, 2018	-
Granted	4,854,692
Vested	(1,213,673)
Forfeited	-
Nonvested at December 31, 2018	3,641,019
Granted	5,610,022
Vested	(1,803,627)
Forfeited	(302,845)
Nonvested at June 30, 2019	7,144,569

During the first quarter of 2019, the Company issued stock options purchase 3,922,522 shares of common stock of the Company at an exercise price of $0.10 per share. The options have a term of seven years. The company recognized a stock compensation expense of $187,306 related to the issuance of these options for the three months ended March 31, 2019.

During the second quarter of 2019, the Company issued stock options purchase 1,687,500 shares of common stock of the Company at an exercise price of $0.10 to $0.50 per share. The options have a term of seven years. The company recognized a stock compensation expense of $5,182 related to the issuance of these options for the three months ended June 30, 2019.

The company recognized a stock compensation expense of $106,986 and $351,048 respectively for the three and six months ended June 30, 2019, related to stock options.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On February 22, 2019, the Company entered into a consulting agreement for public and media relations services. As part of this agreement the Company will pay $4,000 per month to the consultant.

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

During the six months ended June 30, 2019, the Company entered into seven employment agreements. As part of these agreements the Company will issue a total of 1,687,500 options to purchase shares of the Company's common stock. These options vest quarterly over two or three years.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek, pursuant to which Mr. Hayek extended an interest free loan to the Company in the amount of $30,705. As of June 30, 2019, the amount due on this loan was $3,000.

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

NOTE 9 - SUBSEQUENT EVENTS

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

Pursuant to the Agreement, the Company agreed to pay to MH the following: $200,000 at Closing, $150,000 on or before December 20, 2019, $150,000 on or before March 31, 2020, $250,000 at the end of the twelfth (12th) month (on a rolling basis) following the Closing Date and $250,000 at the end of the twenty-fourth (24th) month (on a rolling basis) following the Closing Date. In addition, at the Closing, the Company issued to MH 1,000,000 shares of its common stock . At the end of the twelfth month (on a rolling basis) from the Closing Date, the Company agreed to issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement and exercisable for a period of three (3) years from the date of issuance (the “2020 Warrants”). At the end of the twenty-fourth month (on a rolling basis) from the Closing Date, the Company shall issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement price, exercisable for a period of three (3) years from the date of issuance (the “2021 Warrants”). The 2020 Warrants and 2021 Warrants are subject to adjustment, based on the amount of gross revenue the Company recognized in connection with the Assets.

Subsequent to the second quarter of 2019, the Company issued 550,000 shares of its common stock for consideration of $274,945.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the six months ended June 30, 2019, show a net loss of $2,523,222. We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Revenue

During the six months ended June 30, 2019, the Company recorded revenue in the amount of $46,407. The revenue for the period ended June 30, 2019 was comprised of dispensary cost reimbursements of $63,346 offsetting the delivery income of $34,343, product sales of $62,607, and other revenue of $12,774. This left the Company with a gross profit of ($1,987) for the six months ended June 30, 2019. The Company had a negative revenue of ($17,961) during the six months ended June 30, 2018. The revenue for the period ended June 30, 2018 was comprised of dispensary cost reimbursements of $31,164 offsetting the delivery income of $13,160. The change in revenue between the six months ended June 30, 2019 and 2018 resulted from the Company expanding its operations and acquisition of Ganjarunner in 2019.

During the three months ended June 30, 2019, the Company recorded revenue in the amount of $65,824. The revenue for the period ended June 30, 2019 was comprised of dispensary cost reimbursements of $28,559 offsetting the delivery income of $18,972, product sales of $62,607, and other revenue of $12,774. This left the Company with a gross profit of $17,430 for the three months ended June 30, 2019. The Company had a negative revenue of ($24,156) during the three months ended June 30, 2018. The revenue for the period ended June 30, 2018 was comprised of dispensary cost reimbursements of $30,391 offsetting the delivery income of $6,192. The change in revenue between the six months ended June 30, 2019 and 2018 resulted from the Company expanding its operations and acquisition of Ganjarunner in 2019.

Operating Expenses

During the six months ended June 30, 2019, we incurred a loss from operations of $2,514,219. This is due to professional fees of $508,870, compensation of $1,496,653 including stock-based compensation of $971,633, general and administrative of $413,332, and sales and marketing of $93,277.

During the six months ended June 30, 2018, we incurred a loss from operations of $242,954. This is due to professional fees of $70,332, compensation of $60,772 including stock-based compensation of $2,295, general and administrative of $49,843, and sales and marketing of $44,011.

During the three months ended June 30, 2019, we incurred a loss from operations of $1,570,224. This is due to professional fees of $341,113, compensation of $959,470 including stock-based compensation of $623,939, general and administrative of $234,568, and sales and marketing of $52,503.

During the three months ended June 30, 2018, we incurred a loss from operations of $133,154. This is due to professional fees of $32,259, compensation of $26,837 including stock-based compensation of $2,295, general and administrative of $23,745, and sales and marketing of $26,122.

The increase in operating expenses between the six months ended June 30, 2019 and 2018 are due to the Company expanding operations and acquisition of Ganjarunner. The increase in professional fees is primarily due to an increase in legal fees, business development fees, accounting fees, and consulting fees. The increase in compensation is primarily due to the increase in stock base compensation. The increase in general and administrative expenses is primarily due to rent expense and IT consulting expense. The increase in sales and marketing is primarily due to increases in public relations expense, marketing dues and subscriptions, and marketing expenses.

Other Expenses

During the six months ended June 30, 2019, the Company incurred interest expense of $10,858 compared to interest expense of $3,456 in the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company had a gain on extinguishment of debt of $1,855.

During the three months ended June 30, 2019, the Company incurred interest expense of $691 compared to interest expense of $1,870 in the three months ended June 30, 2018. During the three months ended June, 2019, the Company had a gain on extinguishment of debt of $2,080.

Liquidity

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of June 30, 2019, we had cash of $354,585 and working capital deficit of $1,529,421. Based on our current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of 2019. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

Operating activities used $1,621,435 in cash for the six months ended June 30, 2019. This was comprised of a net loss of $2,523,222, $47,350 increase in inventory, and a $42,601 cash paydown of the lease liability that was offset by $971,633 in stock-based compensation and $46,800 amortization of the right of use asset.

Operating activities used $225,417 in cash for the six months ended June 30, 2018. This is comprised of a net loss of $246,410 was offset by a $16,090 increase in accounts payable and accrued expenses.

Investing activities used $67,251 in cash for the six months ended June 30, 2019 due to $40, 339 in the purchase of fixed assets and $123,088 in cash acquired in acquisition offset by $150,000 in cash used in acquisition.

Investing activities used $28,472 in cash for the six months ended June 30, 2018 due to the purchase of fixed assets.

Financing activities provided $2,038,022 in cash for the six months ended June 30, 2019 due to cash from repayment of loan payable of $50,000, proceeds of stock receivable of $100,000, and common stock issued for cash of $1,973,001.

Financing activities provided $215,705 in cash for the six months ended June 30, 2018 due to proceeds from loan payable of $50,000 and common stock issued for cash of $150,000.

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

Revenue Recognition

As of January 1, 2018, the company adopted ASC 606. The adoption of ASC 606, Revenue From Contracts With Customers, represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. Revenue is recorded gross of taxes related to taxable sales transactions, such as sales tax, use tax, or other government fees. The Company used the Modified-Retrospective Method when adopting this standard. There was no accounting effect due to the initial adoption. To achieve this core principle, the Company applies the following five steps:

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

The Company also sells directly to customers through their Ganjarunner website. The Company takes customer orders through the website and delivers directly to the customer. In these sales the Company does not enter into a formal contract but sells directly to the customer as a retailer.

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

The Company’s performance obligations are to (1) deliver cannabis in compliance with California law, (2) provide a platform to sell the retailer’s products, and (3) sell directly to customers through the Ganjarunner website. These items represent performance obligations since they are distinct services and producets and are distinct in the context of the contract.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The Company provides delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by the California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the Company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the Company would present a net negative revenue. For the six months ended June 30, 2019 and 2018, the Company had net negative revenue related to delivery of cannabis.

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

The direct sales made through the Ganjarunner website do not have a variable consideration and are accounted for as product sales.

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

For the sales made through the Ganjarunner website, the transaction price is allocated to the product and the delivery fees associated with the sale.

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

For the sales made through the Ganjarunner website, the performance obligation is satisfied at a point in time, and as such revenue will be recognized when the delivery is completed.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended June 30, 2019	Revenue for the three months ended June 30, 2018	Revenue for the six months ended June 30, 2019	Revenue for the six months ended June 30, 2018
Delivery Income	$18,973	6,192	$34,343	13,160
Dispensary Cost Reimbursements	(28,559)	(30,391)	(63,346)	(31,164)
Delivery Income, net	(9,586)	(24,199)	(29,003)	(18,004)
Product Sales	62,607	-	62,607	-
Commission Income	29	43	29	43
Other Revenue	12,774	-	12,774	-
Total	$65,824	(24,156)	46,407	(17,961)

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers the Company is presenting a net negative delivery income for the three and six months ended June 30, 2018 and 2019.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, the Company sold a total of 3,005,000 shares of its common stock to nineteen (19) accredited investors, for an aggregate purchase price of $961,000.

During the three months ended June 30, 2019, the Company sold a total of 261,665 shares of its common stock for cancellation of debt.

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
2.1
Agreement and Plan of Merger, dated as of June 21, 2019, by and among Driven Deliveries, Inc., GR Acquisition, Inc., Ganjarunner, Inc. and Global Wellness, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2019)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1	Driven Deliveries 2019 Shareholder Letter
10.1
Asset Purchase Agreement, dated as of July 10, 2019, between Driven Deliveries, Inc. and Mountain High Recreation, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2019)

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