Form 10-Q
period 2019-09-30
Driven Deliveries, Inc.
filed 2019-11-19
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 19, 2019, there were 44,157,671 shares of the issuer’s common stock outstanding.

Driven Deliveries, Inc.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$353,811	$5,249
Accounts receivable	6,393	400
Right of use asset	163,424	-
Inventory	246,696	-

TOTAL CURRENT ASSETS	770,324	5,649

Prepaid debt issuance costs	205,738	-
Intangible assets	3,433,017	-
Excess purchase price over net liabilities acquired	3,014,832	-
Right of use asset - long term	166,322	-
Fixed assets, net	73,837	24,344
Deposit	3,920	3,920

TOTAL ASSETS	$7,668,035	$33,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,268,980	$219,137
Accrued taxes	168,766	-
Notes payable, net of debt discount	45,959	150,000
Notes payable - related party	58,000	11,705
Deferred Rent	-	4,900
Lease liability	173,145	-
Derivative liability	581,437	-
Contingent liability	2,015,824	-

TOTAL CURRENT LIABILITIES	4,312,111	385,742

Lease liability - long term	166,322	-
Contingent liability - long term	1,399,003	-

TOTAL LIABILITIES	5,877,436	385,742

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,157,671 and 39,000,000 shares issued and outstanding	4,416	4,088
Additional paid in capital	13,649,585	2,425,275
Accumulated deficit	(11,863,402)	(2,681,192)
Stock subscription receivable	-	(100,000)
TOTAL STOCKHOLDERS’ EQUITY	1,790,599	(351,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,668,035	$33,913

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales	$1,064,619	$(30,173)	$1,098,252	$(47,201)
Other revenue	148,044	-	160,818	-
Cost of goods sold	555,775	2,278	604,169	2,313
Gross Profit (Loss)	656,888	(32,451)	654,901	(49,514)

OPERATING EXPENSES
Professional fees	296,735	147,978	805,605	218,310
Compensation	5,691,843	105,692	7,188,496	169,464
General and administrative expenses	709,536	38,647	1,122,968	105,713
Sales and marketing	134,142	6,775	227,419	50,786
Total Operating Expenses	6,832,256	299,092	9,344,488	544,273

NET LOSS FROM OPERATIONS	(6,175,368)	(331,543)	(8,689,587)	(593,787)

OTHER EXPENSES
Interest expense	(52,318)	(1,878)	(63,176)	(5,334)
Gain on extinguishment of debt	23,727	-	25,582	-
Derivative expense	(807,250)	-	(807,250)	-
Change in fair value of derivative liability	521,387	-	521,387	-
Total Other Expenses	(314,545)	(1,878)	(323,4457)	(5,334)

Net loss before provision for income taxes	(6,489,822)	(333,421)	(9,013,044)	(599,121)

Provision for Income Taxes	169,166	-	169,166	-

NET LOSS	$(6,658,988)	$(333,421)	$(9,182,210)	$(599,121)

Net loss per share - basic and diluted	$(0.12)	$(0.01)	$(0.19)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	54,222,493	37,939,560	48,886,493	11,018,676

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2019 AND 2018

(Unaudited)

			Additional		Stock	Total
	Common		Paid-in	Accumulated	Subscription	Stockholders’
	Shares	Par	Capital	Deficit	Receivable	Deficit

For the nine months ended September 30, 2018
Balance December 31, 2017	-	$-	$-	$(52,375)	$-	$(52,375)

Net loss	-	-	-	(111,386)	-	(111,386)

Balance March 31, 2018	-	$-	$-	$(163,761)	$-	$(163,761)

Issuance of Founders’ shares	28,340,000	2,295	-	-	-	2,295

Contribution of capital	-	-	15,705	-	-	15,705

Sale of common stock	2,850,000	231	149,769	-	-	150,000

Net loss	-	-	-	(135,024)	-	(135,024)

Balance June 30, 2018	31,190,000	$2,526	$165,474	$(298,785)	$-	$(130,785)

Recapitalization due to merger and forward stock split	6,310,000	1,224	(1,224)	-	-	-

Contribution of capital	-	-	15,000	-	-	15,000

Sale of common stock	1,000,000	100	199,900	-	-	200,000

Issuance of common stock for services	500,000	50	99,950	-	-	100,000

Net loss	-	-	-	(352,711)	-	(352,711)

Balance September 30, 2018	39,000,000	$3,900	$479,100	$(651,496)	$-	$(168,496)

For the nine months ended September 30, 2019

Balance December 31, 2018	40,875,014	$4,088	$2,425,275	$(2,681,192)	$(100,000)	$(351,829)

Sale of common stock	5,060,000	506	1,011,494	-	-	1,012,000

Issuance of options for services	-	-	244,062	-	-	244,062

Issuance of warrants for services	-	-	103,632	-	-	103,632

Issuance of common stock and warrants for cancellation of debt	375,000	37	53,823	-	-	53,860

Proceeds from stock subscription receivable	-	-	-	-	100,000	100,000

Net loss	-	-	-	(954,387)	-	(954,387)

Balance March 31, 2019	46,310,014	$4,631	$3,838,286	$(3,635,579)	$-	$207,338

Sale of common stock	3,005,000	301	960,700	-	-	961,001

Issuance of options for services	-	-	106,986	-	-	106,986

Issuance of warrants for services	-	-	516,953	-	-	516,953

Issuance of common stock for conversion of debt	261,665	26	52,307	-	-	52,333

Issuances of common stock for acquisition	1,000,000	100	499,900	-	-	500,000

Net loss	-	-	-	(1,568,835)	-	(1,568,835)

Balance June 30, 2019	50,576,679	$5,058	$5,975,132	$(5,204,414)	$-	$775,776

Sale of common stock	1,320,000	132	659,868	-	-	660,000

Cancellation of stock from legal settlement	(12,272,616)	(1,227)	(121,499)	-	-	(122,726)

Cancellation of stock from debt	(2,500,000)	(250)	-	-	-	(250)

Issuance of options for services	-	-	118,065	-	-	118,065

Issuance of warrants for services	-	-	4,890,181	-	-	4,890,181

Issuance of common stock for conversion of warrants	5,072,812	507	(507)	-	-	-

Warrants issued with notes	-	-	418,541	-	-	418,541

Issuances of common stock for acquisition	1,960,796	196	1,709,804	-	-	1,710,000

Net loss	-	-	-	(6,658,988)	-	(6,658,988)

Balance September 30, 2019	44,157,671	$4,416	$13,649,585	$(11,863,402)	$-	$1,790,599

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,182,210)	$(599,121)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	(25,582)	-
Stock based compensation	5,979,629	102,295
Amortization of right-of-use asset	57,764	-
Amortization of debt discount	45,959	-
Depreciation expense	123,229	3,228
Change in fair value of derivative liability	(521,387)	-
Derivative expense	807,250	-
Changes in operating assets and liabilities
Inventory	(107,679)	-
Accounts payable and accrued compensation	388,475	99,222
Accrued taxes	168,766	-
Accounts receivable	(5,993)	-
Cash paydowns of lease liability	(53,565)	-
Net Cash Used In Operating Activities	(2,325,344)	(394,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	123,088	-
Cash used in acquisition	(150,000)	-
Cash outlay for deposit	-	(3,920)
Purchase of fixed assets	(40,537)	(28,472)
Contingent liability	(320,000)	-
Cash used in the acquisition of intangible assets	(200,000)	-
Net Cash Used In Investing Activities	(587,449)	(32,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	-	30,705
Proceeds from stock receivable	100,000	-
Proceeds from loan payable	508,333	50,000
Repayments of loan payable	(50,000)	(25,000)
Proceeds from loan payable - related party	78,726	-
Repayments of loan payable - related party	(8,705)	-
Common Stock issued for cash	2,633,001	350,000
Net Cash Provided By Financing Activities	3,261,355	405,705

NET DECREASE IN CASH	348,562	(21,063)

CASH AT BEGINNING OF PERIOD	5,249	38,184

CASH AT END OF PERIOD	$353,811	$17,121

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and contingent consideration - business combination	$5,944,827	$-
Issuance of common stock and warrants for cancellation of debt	$106,193	$-
Lease liability recognized from right of use asset	$266,869	$-
Debt discount on conversion feature	$295,575	$-

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2019 AND 2018

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

In July 2019, the Company entered into an Asset Purchase Agreement with Mountain High Recreation, Inc., in which the Company acquired certain assets from Mountain High Recreation, Inc. See Note 7 – Commitments and Contingencies below for more information on the asset purchase.

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include: changes in cannabis regulatory environment and competition from larger more well-funded companies. These adverse conditions could affect the Company’s financial condition and the results of its operations.

NOTE 2 – GOING CONCERN ANALYSIS

Going Concern Analysis

For the nine months ended September 30, 2019, the Company had a net loss of $9,182,210 and working capital deficit of $3,541,787. The Company will require additional capital in order to continue its operations in the normal course of business. Management has concluded that due to these conditions, there is substantial doubt about the company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim period ended September 30, 2019. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the year ended December 31, 2018 included within the Company’s Form 10-K filed with the SEC on April 15, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods. The December 31, 2018 Balance Sheet is derived from the Company’s audited financial statements but does not include all necessary disclosures for full U.S. GAAP presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2019, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for vehicles and computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years for computer equipment and five years for vehicles. Depreciation expense was $9,397 and $3,228 for the nine months ended September 30, 2019 and 2018, respectively.

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

Intangible Assets

The Company’s intangible assets include the right to use all trademarks and intellectual property associated with the Mountain High brand and the unallocated excess purchase price over net liabilities acquired from the acquisition of Ganjarunner, Inc. and Global Wellness, LLC. The Company acquired $3,546,849 in intangible assets from the asset purchase agreement with Mountain High Recreation, Inc. and the unallocated excess purchase price over net liabilities acquired of $3,014,832   from the acquisition of Ganjarunner, Inc. and Global Wellness, LLC. There was no impairment recorded to intangible assets as of September 30, 2019. Amortization expense was $113,832 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosure,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of September 30, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(581,437)	$-	$-	$(581,437)	$(581,437)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019:

For the Nine Months Ended
September 30, 2019
Balance, December 31, 2018	-
Initial recognition of conversion feature	1,102,824
Change in fair value of derivative liabilities	(521,387)
Balance, September 30, 2019	$581,437

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. The pricing model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time of comparable companies equal to the remaining contractual term of the instrument granted.

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

The Company has six contracts with different customers with the same terms. All of these qualify as contracts since they have been approved by both parties, have identifiable rights and payment terms regarding the services to be transferred, have commercial substance, and it is probable that the entity will collect the consideration in exchange for the services.

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The Company provides delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by the California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the Company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the Company would present a net negative revenue. For the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018, the Company had net negative revenue related to delivery of cannabis.

The transaction price of the commissions is variable consideration as the price is determined to be 10% of a delivered sale from an order generated on the Company’s online platform. The variable consideration is also constrained as the amount of the consideration is dependent on the cost of the products purchased; and is further constrained as the company has little history to predict the amount to be recognized. The transaction price for the commissions will be determined as the company satisfies the performance obligation.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended September 30, 2019	Revenue for the three months ended September 30, 2018	Revenue for the nine months ended September 30, 2019	Revenue for the nine months ended September 30, 2018
Delivery Income	$53,496	14,088	$87,869	27,248
Dispensary Cost Reimbursements	(36,007)	(48,527)	(99,353)	(79,691)
Delivery Income, net	17,489	(34,439)	(11,484)	(52,443)
Product Sales	1,046,866	-	1,109,473	-
Commission Income	264	4,266	293	5,242
Other Revenue	148,044	-	160,818	-
Total	$1,212,663	(30,173)	$1,259,070	(47,201)

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers, the Company is presenting a net negative delivery income for the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 11 months to 28 months. Current facility leases include our offices in Las Vegas, Nevada, Long Beach, California, San Diego, California, Glendale, California, and Sacramento, California. Lease costs were $148,021 for the nine months ended September 30, 2019. There was no sublease rental income for the nine months ended September 30, 2019.

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

Lease Costs

Nine Months Ended September 30, 2019
Components of total lease costs:
Operating lease expense	$148,021
Total lease costs	$148,021

Three Months Ended September 30, 2019
Components of total lease costs:
Operating lease expense	$51,313
Total lease costs	$51,313

Lease Positions as of September 30, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

September 30, 2019
Assets
Right of use asset – short term	$163,424
Right of use asset – long term	166,322
Total assets	$329,746

Liabilities
Operating lease liabilities – short term	173,145
Operating lease liabilities – long term	$166,322
Total lease liability	$339,467

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	2.38
Weighted average discount rate – operating lease	10.91%

Cash Flows

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$57,764
Cash paydowns of operating liability	$(53,565)
Supplemental non-cash amounts of lease liabilities arising from obtaining
ROU assets	$(387,510)
Lease Liability	$393,032

The future minimum lease payments under the leases are as follows:

2019 (three months)	$122,153
2020	156,916
2021	44,851
2022	39,535
2023	3,303
Total future minimum lease payments	366,758
Lease imputed interest	27,291
Total	$339,467

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2019, common stock equivalents are comprised of 16,643,750 warrants and 9,222,959 options.

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

NOTE 4 – MERGER AGREEMENT

On June 21, 2019, the Company, GR Acquisition, Inc. (“GRA”), a Nevada corporation, Ganjarunner, Inc. (“Ganjarunner”), a California corporation, and Global Wellness, LLC (“GW”), a California limited liability company, (Ganjarunner and GW are hereafter referred to collectively as “GR/GW”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which GR/GW shall merge with and into GRA, with GRA continuing as the surviving entity and wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on June 24, 2019 (the “Closing Date”). Pursuant to the Merger Agreement, the Company agreed to pay to GR/GW $450,000, $150,000 of which has already been paid to GR/GW with the remaining $300,000 to be paid in two equal tranches of $150,000 whereby each tranche is subject to GRA’s achievement of certain milestones. Additionally, the Company shall pay to GR/GW (i) $350,000 at the earlier to occur of the 6-month anniversary of the Closing Date or upon the Company raising additional funding of at least $2,000,000 and (ii) $300,000 at the end of the 24-month anniversary of the Closing Date. In addition, as further consideration, the Company issued to GR/GW’s founders 1,000,000 shares of the Company’s common stock on the Closing Date and shall make two additional issuances of 2,000,000 shares of common stock on the 12-month and 24-month anniversaries of the Closing Date, with each respective issuance contingent upon GRA’s achievement of certain milestones as set forth in the Merger Agreement.

Following the closing of the transaction, Ganjarunner’s financial statements as of the Closing were consolidated with the Consolidated Financial Statements of the Company. These amounts are provisional and may be adjusted during the measurement period.

The following presents the unaudited pro-forma combined results of operations of the Company with the Ganjarunner Business as if the entities were combined on January 1, 2018.

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Gross Revenue	$2,856,759	1,422,933
Gross Profit	$1,468,819	660,118
Net loss	$(9,162,491)	(774,387)
Net loss per share	$(0.19)	(0.07)
Weighted average number of shares outstanding	48,886,493	11,018,676

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

The Company consolidated Ganjarunner as of the closing date of the Merger Agreement, and the results of operations of the Company include that of Ganjarunner.

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

On February 1, 2018, the Company entered into a convertible bridge loan agreement providing for a loan in the principal amount of $50,000 to the Company. The loan bears interest at the rate of 6% annually and is convertible into shares the Company’s common stock at a 10% discount to the equity price per share that is sold and issued in the next Qualified Financing Round completed by the Company. Qualified Financing Round is defined as an equity financing of the Company that is consummated during the term of the loan which results in gross proceeds of not less than $925,000. In connection with the loan, the Company issued to the lender a three-year warrant to purchase 12,500 shares of common stock of the Company at an exercise price of $0.50 per share. The bridge loan was due on March 31, 2018. In March 2019, the Company entered into a debt cancellation agreement with the lender pursuant to which the Company agreed to issue to the lender 375,000 shares of the Company’s common stock and a three year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.20. The Company recorded a loss on extinguishment of debt of $225 related to the cancellation.

On October 25, 2018, the Company issued a convertible promissory note in the principal amount of $50,000 which is convertible into shares the Company’s common stock at a price of $0.20 per share. This note accrues interest of 8% annually and has a maturity date of October 25, 2019. During the second quarter of 2019, the note was converted into 261,665 shares of the Company’s common stock.

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000 in three equal installments, with the final installment to be advanced on October 30, 2019. The Note matures on August 28, 2020 and is a senior obligation of the Company. The Note’s principal balance of $1,000,000 bears interest at a rate of 10% per annum and interest payments are payable on a monthly basis. The funds from this loan will be distributed in three parts with $333,333 being issued on August 30, 2019, September 30, 2019 and October 30, 2019. As of September 30, 2019, the Company has received $503,333 of the funds. Pursuant to the Note, the Holder has the right to convert all or part of the Note to shares of common stock or preferred stock of the Company at a price equivalent to a value of $0.50 per share of common stock on an as-converted basis. As additional consideration, the Company issued to the Holder a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.50. Additionally, in connection with the issuance of the Note, the Company’s chief financial officer surrendered to the Company 2,500,000 shares of the Company’s common stock for cancelation. The company also recognized a derivative liability in connection with the note valued at $581,437 as of September 30, 2019.

In addition, as an inducement to enter into the Note and to fund each advance thereunder, the Company entered into a security agreement with the Holder executed concurrently with the Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted the Holder a first priority security interest in certain assets of the Company (the “Collateral”) for the benefit of the Holder to secure the Company’s obligations under the Note. The occurrence of any event of default under the Note, as well as the Company’s failure to observe or perform its obligations under the Security Agreement and such failure goes uncured for five days after receiving notice, constitutes and event of default under the Security Agreement, If an event of default under the Security Agreement occurs, the Holder is entitled to certain rights, including the right to take possession of the Collateral and the right to operate the business of the Company using the Collateral. The Security Agreement terminates when all payments under the Note have been made in full.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the nine months ended September 30, 2019, the company issued 9,385,000 shares of common stock for cash of $2,633,001, 636,665 shares of common stock for conversion or cancellation of debt, 1,000,000 shares related to the acquisition of Ganjarunner, 1,960,796 shares related to the Purchase Agreement (as defined in Note 7) entered into with Mountain High, 5,072,812 shares from the exercise of warrants, and 14,772,616 shares were cancelled.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock have been designated and none are issued and outstanding.

Warrants

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants
Outstanding January 1, 2018	18,750	$0.50	2.85
Granted	9,112,500	0.19	3.83
Outstanding December 31, 2018	9,131,250	0.19	3.83
Granted	15,058,000	0.39	5.72
Forfeited	(7,545,500)	0.34	4.73
Outstanding September 30, 2019	16,643,750	$0.30	5.83

During the first quarter of 2019, the Company issued warrants to purchase an aggregate of 1,558,000 shares of common stock of the Company at an exercise price of $0.10 per share. The warrants may be exercised on a cashless basis and have a term of seven years. The warrants were issued for consulting services.

During the second quarter of 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of common stock of the Company at an exercise price of $0.20 per share. The warrants may be exercised on a cashless basis and have a term of seven years. The warrants were issued for consulting services.

During the third quarter of 2019, the Company issued warrants to purchase an aggregate of 11,000,000 shares of common stock of the Company at varying exercise prices of $0.20 and $0.50 per share. The warrants may be exercised on a cashless basis and have a term of three or seven years. The warrants were issued for consulting services and in connection with a note.

The company recognized a stock compensation expense of $4,890,181 and $5,510,766 respectively for the three and nine months ended September 30, 2019, related to warrants.

Options

A summary of options issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value
Options
Outstanding January 1, 2018	-	$-	-	$-
Granted	4,854,692	0.04	3.00	0.19
Outstanding December 31, 2018	4,854,692	0.04	3.00	0.19
Granted	6,210,022	0.24	6.52	0.30
Forfeited	(1,841,755)	0.04	2.42	0.04
Outstanding September 30, 2019	9,222,959	$0.18	4.68	$0.26

Nonvested Shares	Shares
Nonvested at January 1, 2018	-
Granted	4,854,692
Vested	(1,213,673)
Forfeited	-
Nonvested at December 31, 2018	3,641,019
Granted	6,210,022
Vested	(2,305,128)
Forfeited	(1,841,755)
Nonvested at September 30, 2019	5,704,158

During the first quarter of 2019, the Company issued stock options to purchase an aggregate of 3,922,522 shares of common stock of the Company at an exercise price of $0.10 per share. The options have a term of seven years. The company recognized a stock compensation expense of $245,344 related to the issuance of these options for the three months ended March 31, 2019.

During the second quarter of 2019, the Company issued stock options to purchase an aggregate of 1,687,500 shares of common stock of the Company at an exercise price of $0.10 to $0.50 per share. The options have a term of seven years. The company recognized a stock compensation expense of $106,985 related to the issuance of these options for the three months ended September 30, 2019.

During the third quarter of 2019, the Company issued stock options to purchase an aggregate of 600,000 shares of common stock of the Company at an exercise price of $0.50 per share. The options have a term of seven years. The company recognized a stock compensation expense of $118,065 related to the issuance of these options for the three months ended September 30, 2019.

The company recognized a stock compensation expense of $118,065 and $470,394 respectively for the three and nine months ended September 30, 2019, related to stock options.

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

On April 1, 2019 the Company entered into a consulting agreement for business advisory services. As part of this agreement the Company will pay the consultant $20,000 per month. Additionally, the Company agreed to issue 500,000 warrants to purchase shares of its common stock. These warrants have an exercise price of $0.20 and a term of 7 years. On July 1, 2019, the agreement was amended. As part of this amendment the Company will issue a total of 6,000,000 warrants to purchase the Company’s stock. These warrants have a seven year term and an exercise price of $0.50 per share. On August 27, 2019, the agreement was amended to extend the term of the agreement to March 31, 2020. Additionally, as part of this amendment the Company will issue of 2,500,000 warrants to purchase the Company’s stock. These warrants have a three year term and an exercise price of $0.50 per share.

During the second quarter of 2019, the Company entered into three delivery contractor agreements with retailers. As part of these contracts the Company will offer delivery services in exchange for a delivery fee from each of these retailers.

During the nine months ended September 30, 2019, the Company entered into ten employment agreements. As part of these agreements the Company will issue options to purchase an aggregate of 2,287,500 shares of the Company’s common stock. These options vest quarterly over two or three years.

On July 10, 2019 (the “Closing Date”), the Company and Mountain High Recreation, Inc. (“MH”), a California corporation, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company acquired certain assets from MH as specified in the Purchase Agreement, which included (i) the option to purchase to MH’s California Cannabis - Retailer Nonstorefront License (ii) the option to purchase a certain real property lease located at 8 Light Sky Ct, Sacramento, CA 95828 associated with that certain license, (iii) the right to use all trademarks and intellectual property associated with the MH brand (the “Assets”). The Company assumed no liabilities of MH. The transactions contemplated by the Purchase Agreement closed on July 10, 2019 (the “Closing”).

Pursuant to the Pursuant Agreement, the Company agreed to pay to MH the following: $200,000 at Closing, $150,000 on or before December 20, 2019, $150,000 on or before March 31, 2020, $250,000 at the end of the twelfth (12th) month (on a rolling basis) following the Closing Date and $250,000 at the end of the twenty-fourth (24th) month (on a rolling basis) following the Closing Date. In addition, at the Closing, the Company issued to MH 1,000,000 shares of its common stock. At the end of the twelfth month (on a rolling basis) from the Closing Date, the Company agreed to issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement and exercisable for a period of three (3) years from the date of issuance (the “2020 Warrants”). At the end of the twenty-fourth month (on a rolling basis) from the Closing Date, the Company shall issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement price, exercisable for a period of three (3) years from the date of issuance (the “2021 Warrants”). The 2020 Warrants and 2021 Warrants are subject to adjustment, based on the amount of gross revenue the Company recognized in connection with the Assets. On October 4 2019, the Company amended this agreement (See Note 9).

On September 27, 2019, the Company entered into a settlement agreement with Chris Boudreau, the Company’s former chief executive officer, pursuant to which the Company agreed to repurchase 12,272,616 shares of the Company’s common stock from Mr. Boudreau at a per share purchase price of approximately $0.12, totaling an aggregate purchase price of $122,726 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Mr. Boudreau in twelve monthly installments of $10,227 starting October 1, 2019. Additionally, Mr. Boudreau will also forfeit options to purchase an aggregate of 1,538,910 shares of the Company’s common stock and warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock. Mr. Boudreau also forfeited a $23,726 loan to the Company resulting in a gain on extinguishment of debt.

On September 30, 2019, the Company entered into a joint venture agreement (the “JV Agreement”) with Budee, Inc., (“Budee’), a privately-held company involved in the delivery of cannabis-related products, pursuant to which the parties formed a joint venture company, GanjaBudee Inc., a Nevada Corporation (“GB”), in anticipation of a merger between the parties (the “GanjaBudee Merger’). GB is a separate and independent entity from either party with its own management team and Board of Directors and is owned 51% by the Company and 49% by Budee. Pursuant to the JV Agreement, no GanjaBudee Merger will be effective until the final resolution of certain pending litigation. The term of GB will continue until such GanjaBudee Merger is effective or any definitive agreement for such GanjaBudee Merger is terminated but in any case will not be for a period of more than sixty months, subject to a mutual extension agreed to by the parties.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company entered into a loan agreement with the Company’s chief financial officer (“CFO”), Brian Hayek, pursuant to which Mr. Hayek extended an interest free loan to the Company in the amount of $30,705. As of September 30, 2019, the amount due on this loan was $3,000.

On January 16, 2019, the Company appointed Jerrin James as the Company’s chief operating officer (“COO”). Pursuant to the terms of the agreement with Mr. James, the Company agreed to issue 2,897,522 shares of the Company’s common stock to Mr. James, in the form of stock options with a vesting period of 25% immediately upon his appointment as COO and the remainder vesting quarterly over three years.

On March 5, 2019, the Company appointed Adam Berk as a Director to the Company. In connection with his appointment, the Company agreed to issue to Mr. Berk, options to purchase 450,000 shares of common stock which vest immediately upon grant.

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

During the nine months ended September 30, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek, pursuant to which Mr. Hayek extended a loan to the Company in the amount of $55,000 with an interest rate of 10%. As of September 30, 2019, the amount due on this loan was $55,000.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the third quarter of 2019, the Company sold 150,000 shares of common stock at a purchase price of $0.50 per share for an aggregate of $75,000.

On October 4 ,2019, the Company amended the Asset Purchase Agreement with Mountain High Recreation, Inc. As part of this amendment, the Company will issue 5,000,000 warrants to purchase shares of the Company’s common stock to Mountain High Recreation, Inc. These warrants have a term of three years and an exercise price of $0.50. These warrants will replace the previously agreed upon share consideration.

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

In July 2019, the Company entered into an Asset Purchase Agreement with Mountain High Recreation, Inc., in which the Company acquired certain assets from Mountain High Recreation, Inc.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the nine months ended September 30, 2019, show a net loss of $9,182,210. We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Revenue

During the nine months ended September 30, 2019, the Company recorded revenue in the amount of $1,259,070. The revenue for the period ended September 30, 2019 was comprised primarily of dispensary cost reimbursements of $99,353 offsetting the delivery income of $87,869, product sales of $1,109,473, and other revenue of $160,818. This left the Company with a gross profit of $654,901 for the nine months ended September 30, 2019. The Company had negative revenue of $47,201 during the nine months ended September 30, 2018. The revenue for the period ended September 30, 2018 was comprised of dispensary cost reimbursements of $79,691 offsetting the delivery income of $27,248. The change in revenue between the nine months ended September 30, 2019 and 2018 resulted from the Company expanding its operations and acquisition of Ganjarunner in 2019.

During the three months ended September 30, 2019, the Company recorded revenue in the amount of $1,212,663. The revenue for the period ended September 30, 2019 was comprised primarily of dispensary cost reimbursements of $36,007 offsetting the delivery income of $53,496, product sales of $1,046,866, and other revenue of $148,044. This left the Company with a gross profit of $656,888 for the three months ended September 30, 2019. The Company had negative revenue of $30,173 during the three months ended September 30, 2018. The revenue for the period ended September 30, 2018 was comprised of dispensary cost reimbursements of $48,527 offsetting the delivery income of $14,088. The change in revenue between the nine months ended September 30, 2019 and 2018 resulted from the Company expanding its operations and acquisition of Ganjarunner in 2019.

Operating Expenses

During the nine months ended September 30, 2019, we incurred a loss from operations of $8,689,587. This is due to professional fees of $805,605, compensation of $7,188,496 including stock-based compensation of $5,979,629, general and administrative of $1,122,968, and sales and marketing of $227,419.

During the nine months ended September 30, 2018, we incurred a loss from operations of $593,787. This is due to professional fees of $218,310, compensation of $169,464 including stock-based compensation of $102,295, general and administrative of $105,713, and sales and marketing of $50,786.

During the three months ended September 30, 2019, we incurred a loss from operations of $6,175,368. This is due to professional fees of $296,735, compensation of $5,691,843 including stock-based compensation of $5,007,996, general and administrative of $709,536, and sales and marketing of $134,142.

During the three months ended September 30, 2018, we incurred a loss from operations of $331,543. This is due to professional fees of $147,978, compensation of $105,692 including stock-based compensation of $100,000, general and administrative of $38,647, and sales and marketing of $6,775.

The increase in operating expenses between the nine months ended September 30, 2019 and 2018 are due to the Company expanding operations and acquisition of Ganjarunner. The increase in professional fees is primarily due to an increase in legal fees, business development fees, accounting fees, and consulting fees. The increase in compensation is primarily due to the increase in stock-based compensation. The increase in general and administrative expenses is primarily due to rent expense and IT consulting expense. The increase in sales and marketing is primarily due to increases in public relations expense, marketing dues and subscriptions, and marketing expenses.

Other Expenses

During the nine months ended September 30, 2019, the Company incurred interest expense of $63,176 compared to interest expense of $5,334 in the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company had a gain on extinguishment of debt of $25,582, a derivative expense of $807,250, and a gain in the change in fair value of derivative liability of $521,387.

During the three months ended September 30, 2019, the Company incurred interest expense of $52,318 compared to interest expense of $1,878 in the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company had a gain on extinguishment of debt of $23,727, a derivative expense of $807,250, and a loss in the change in fair value of derivative liability of $521,387.

Liquidity

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of September 30, 2019, we had cash of $353,811 and working capital deficit of $3,541,787. Based on our current forecast and budget, management believes that its cash resources will be sufficient to fund its operations through the end of 2019. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

Operating activities used $2,325,344   in cash for the nine months ended September 30, 2019. This was comprised of a net loss of $9,182,210, $107,679 increase in inventory, a change in the fair value of derivative liabilities of $521,387, and a $53,565 cash paydown of the lease liability that was offset by $5,979,629 in stock-based compensation, $57,764 amortization of the right of use asset, a $388,475 increase in accounts payable and accrued expenses, a derivative expense of $807,250, and a $168,766 increase in accrued taxes.

Operating activities used $394,376 in cash for the nine months ended September 30, 2018. This is comprised of a net loss of $599,121 was offset by a $99,222 increase in accounts payable and accrued expenses.

Investing activities used $587,449 in cash for the nine months ended September 30, 2019 due to $123,088 in cash acquired in an acquisition offset by $150,000 in cash used in an acquisition, $200,000 in cash used in the acquisition of intangible assets, $320,000 in contingent liabilities, and $40,537 in the purchase of fixed assets.

Investing activities used $32,392 in cash for the nine months ended September 30, 2018 due to $28,472 in the purchase of fixed assets and $3,920 for cash outlay for deposits.

Financing activities provided $3,261,355 in cash for the nine months ended September 30, 2019 due to cash from repayment of loan payable of $50,000, proceeds of stock receivable of $100,000, common stock issued for cash of $2,633,001, and $508,333 in proceeds for loan payable.

Financing activities provided $405,705 in cash for the nine months ended September 30, 2018 due to proceeds from loan payable of $50,000 and common stock issued for cash of $350,000.

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

Debt Issued with Warrants

Debt issued with warrants is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt with Conversion or Other Options. We record the relative fair value of warrants related to the issuance of convertible debt as a debt discount or premium. The discount or premium is subsequently amortized to interest expense over the expected term of the convertible debt. The value of the warrants issued with the debt was $719,812 for the nine months ended September 30, 2019.

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

The Company has six contracts with different customers with the same terms. All of these qualify as contracts since they have been approved by both parties, have identifiable rights and payment terms regarding the services to be transferred, have commercial substance, and it is probable that the entity will collect the consideration in exchange for the services.

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

The Company provides delivery services in exchange for a flat fee per delivery and an additional charge per mile. As mandated by the California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the Company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the Company would present a net negative revenue. For the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018, the Company had net negative revenue related to delivery of cannabis.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended September 30, 2019	Revenue for the three months ended September 30, 2018	Revenue for the nine months ended September 30, 2019	Revenue for the nine months ended September 30, 2018
Delivery Income	$53,496	14,088	$87,869	27,248
Dispensary Cost Reimbursements	(36,007)	(48,527)	(99,353)	(79,691)
Delivery Income, net	17,489	(34,439)	(11,484)	(52,443)
Product Sales	1,046,866	-	1,109,473	-
Commission Income	264	4,266	293	5,242
Other Revenue	148,044	-	160,818	-
Total	$1,212,663	(30,173)	$1,259,070	(47,201)

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers the Company is presenting a net negative delivery income for the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company sold a total of 1,320,000 shares of its common stock to ten (10) accredited investors, for an aggregate purchase price of $660,000.

During the three months ended September 30, 2019, the Company issued a total of 5,072,812 shares of its common stock in connection with the exercise of warrants.

During the three months ended September 30, 2019, pursuant to the Purchase Agreement, the Company issued a total of 1,960,796 shares of its common stock to Mountain High Recreation, Inc.

During the three months ended September 30, 2019, as part of a convertible note issued the Company issued to the holder of the note a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.50. Additionally, in connection with the issuance of the convertible note, the Company’s chief financial officer surrendered to the Company 2,500,000 shares of the Company’s common stock for cancelation.

During the three months ended September 30, 2019, the Company issued stock options to purchase an aggregate of 600,000 shares of common stock of the Company at an exercise price of $0.50 per share. The options have a term of seven years.

During the three months ended September 30, 2019, the Company issued warrants to purchase an aggregate of 9,500,000 shares of common stock of the Company at varying exercise prices of $0.20 and $0.50 per share. The warrants may be exercised on a cashless basis and have a term of three or seven years.

The shares above were offered and sold in reliance upon an exemption from the registration requirements under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering of the shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000 in three equal installments, with the final installment to be advanced on October 30, 2019. The Note matures on August 28, 2020 and is a senior obligation of the Company. The Note’s principal balance of $1,000,000 bears interest at a rate of 10% per annum and interest payments are payable on a monthly basis. Pursuant to the Note, the Holder has the right to convert all or part of the Note to shares of common stock or preferred stock of the Company at a price equivalent to a value of $0.50 per share of common stock on an as-converted basis. As additional consideration, the Company issued to the Holder a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.50. Additionally, in connection with the issuance of the Note, the Company’s chief financial officer surrendered to the Company 2,500,000 shares of the Company’s common stock for cancelation

In addition, as an inducement to enter into the Note and to fund each advance thereunder, the Company entered into a security agreement with the Holder executed concurrently with the Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted the Holder a first priority security interest in certain assets of the Company (the “Collateral”) for the benefit of the Holder to secure the Company’s obligations under the Note. The occurrence of any event of default under the Note, as well as the Company’s failure to observe or perform its obligations under the Security Agreement and such failure goes uncured for five days after receiving notice, constitutes and event of default under the Security Agreement, If an event of default under the Security Agreement occurs, the Holder is entitled to certain rights, including the right to take possession of the Collateral and the right to operate the business of the Company using the Collateral. The Security Agreement terminates when all payments under the Note have been made in full.

On September 27, 2019 and pursuant to the Settlement Agreement entered into by and between the Company and its former chief executive officer, Chris Boudreau, the Company canceled warrants, previously held by Mr. Bourdreau, to purchase 2,000,000 shares of the Company’s common stock at a price of $0.20. Additionally, on October 15, 2019, the Company repurchased 12,272,616 shares of common stock from Mr. Boudreau, paid him the first of twelve installments of $10,227 and returned the 12,272,616 shares of common stock to be cancelled.

On September 30, 2019, the Company entered into a joint venture agreement (the “JV Agreement”) with Budee, Inc., (“Budee’), a privately-held company involved in the delivery of cannabis-related products, pursuant to which the parties formed a joint venture company, GanjaBudee Inc., a Nevada Corporation (“GB”), in anticipation of a merger between the parties (the “GanjaBudee Merger’). GB is a separate and independent entity from either party with its own management team and Board of Directors and is owned 51% by the Company and 49% by Budee. Pursuant to the JV Agreement, no GanjaBudee Merger will be effective until the final resolution of certain pending litigation. The term of GB will continue until such GanjaBudee Merger is effective or any definitive agreement for such GanjaBudee Merger is terminated but in any case will not be for a period of more than sixty months, subject to a mutual extension agreed to by the parties.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Driven Deliveries, Inc.

Date: November 19, 2019	/s/ Christian Schenk
Name: Christian Schenk
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2019	/s/ Brian Hayek
Name: Brian Hayek
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)