Form 10-K
period 2019-12-31
Driven Deliveries, Inc.
filed 2020-05-22
CIK 1629606

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO__________.

Commission File Number 333-209836

Driven Deliveries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0416399
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

134 Penn St.,

El Segundo, CA 90245

(Address of principal executive offices)

(833) 378 6420

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $47,779,789 as of June 28, 2019, based upon the price at which the registrant’s common stock was last sold on the OTC Markets, Inc. on such date.

The number of the registrant’s outstanding shares of common stock of the registrant was 66,463,835 as of May 19, 2020.

i

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may impact our business and operations include, but are not limited to, the following:

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

The cautionary statements made in this annual report on Form 10-K are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

Explanatory Note

Driven Deliveries, Inc. previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 30, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until May 14, 2020 (an additional 45 days from the original filing deadline of May 14, 2020) to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This in turn, delayed the Company’s ability to complete its audit and prepare the Annual Report.

ii

PART I

As used in this Report and unless otherwise indicated, the terms “we,” “us,” “our,” “Driven,” or the “Company” refer to Driven Deliveries, Inc., a Delaware company and our subsidiaries.

Item 1. Business

Our Strategy

We seek to become the most customer-centric cannabis company in California and eventually the United States. We seek to use our experience and backgrounds in technology, logistics, marketing, and previous businesses to not only bring business optimization to the cannabis industry but also provide the best cannabis online buying experience. We are currently focused on creating a dependable and repeatable consumer buying experience consumers have come to expect from other industries. We do this by owning our supply chain - online shopping, through inventory management, and final mile delivery - from end to end.

Our Offerings

We provide two levels of service for our customers. An “Express” delivery available in 90 minutes or less to our customer’s doorstep using a limited selection of products. And a “Next Day” delivery option where a consumer can choose from our selection of 500+ products in our local warehouse and have the product delivered to their door the next day within a 1-hour delivery window.

Developing the Industry

We believe that cannabis and its benefits should be available to all of California’s adult citizens which is why we currently estimate that we can provide our cannabis delivery service to up to 92% of California’s adult population. Additionally, we believe cannabis and its benefits should be available to all citizens in the United States and are supportive of legislative changes to increase accessibility for all. Finally, with today’s challenges from COVID-19, we believe all consumers should have the option of a safe and convenient cannabis delivery.

Industry Overview

From our perspective, the United States cannabis industry is still in the early stages of its maturity and operational growth. When the history books are written about the growth of the cannabis industry in the United States, 2019 will go down as the year where reality set in and cannabis matured from a niche industry with overzealous sales projections, insane company valuations that have no basis in reality, and business cases with over-hyped sales and under projected expenses to an industry undergoing the normalization of business focused on profits, ROIs, and sustainable growth.

We expect to see US sales of cannabis continue to increase both as a function of organic growth in states that have legalized cannabis and additional states coming online. According to Alliance Global Partners, US cannabis sales increased to $12.5B in 2019 versus $10B in 2018. New Frontier Data estimates that retail cannabis sales will reach $17B in 2020 as cannabis sales growth is driven by organic growth, additional retail stores coming online, and key adult-use sales beginning in Illinois and Michigan and the development of key medical markets in Pennsylvania and Florida. Additionally, according to New Frontier Data, there are now 11 states (as well as Washington DC) that have legalized adult-use cannabis in the United States and the industry expects to see several more legalized states in 2020.

The fundraising outlook for 2020 continues to be tough. With the COVID crisis removing trillions of dollars from stock market accounts and putting people out of work, there will naturally be fewer dollars for investors to put into emerging growth companies. Prior to COVID the cannabis markets also felt the same tightening for fundraising where investors were only putting money into companies with a clear path to profitability. In short, our perspective is that there is investment capital available, but investors are increasingly forcing management to demonstrate profitability and return on their investment.

Companies whose business models were predicated on continued capital fundraising to support operating expenses, have found themselves with dwindling cash reserves and mounting toxic debt in order to stay in business. Thus, we predict M&A activity to continue to consolidate the cannabis industry, both vertically into new business categories and horizontally with the acquisitions of competitors throughout the year. This consolidation will be forced upon struggling companies who have depleted their funding and are unable to raise any additional capital. This has had two effects on the market. First and foremost, it has brought cannabis valuations back down to earth. While the sky-high valuations helped complete many dubious business cases, the valuations are not sustainable. Second, it has created acquisition opportunities that are being offered at a significant discount and even deeper discounts from what was seen in the marketplace in Q3 & Q4. Thus, we see the opportunity for accretive acquisitions at a deep discount to their relative value to our organization.

Competition

Driven competes with both brick and mortar retail dispensaries as well as other delivery-only services for California’s cannabis consumers. According to California’s Bureau Of Cannabis Control as of May 1, 2020, there were 660 retail dispensary licenses and 302 non-storefront (i.e. delivery) licenses active throughout the state of California. In an analysis completed by Verilife, California has 1.6 dispensaries per 100,000 residents while Oregon, Oklahoma, and Colorado have 16.5, 15.6, and 14.1 dispensaries per 100,000 residents respectively. From a density standpoint, we believe that the California market is underserved in terms of locations for consumers to be able to purchase cannabis products.

The largest Brick-and-mortar cannabis operator in California and most recognized is MedMen. MedMen has 12 locations in California and also has a delivery service. MedMen is a natural competitor as it spends heavily in marketing for customers’ attention while also providing brick-and-mortar as a convenient location for cannabis consumers to be able to try and buy cannabis products. Its delivery service is new and has been gaining traction in the marketplace.

The largest recognized delivery only competitor to our service is Eaze which is a marketing and technology company but partners with retail cannabis delivery companies in the State of California to complete the generated delivery orders. Eaze is the most recognized name in cannabis delivery and has been the leader in the cannabis delivery movement. Eaze has a size and reach that parallels ours and has invested millions of dollars in marketing and technology. While Eaze started as a technology and marketing company, it is currently undergoing a transition to Driven’s model of owning its own infrastructure.

There are several other large retail and delivery only dispensaries throughout the State of California. However, most of these licenses, both brick and mortar, and delivery only, are focused on servicing consumers in their local area. From our count, less than 10 cover a large portion of the State of California and based upon our analysis of competitors, we are unaware of any competitors, outside of Eaze, who are able to match our delivery range.

Competitive Advantage

We believe we are well-positioned to compete and win in the cannabis market in California. First and foremost, Driven and its associated brands offer something to cannabis consumers that they cannot find anywhere else: the ability to find and choose specific products from specific brands and get those products consistently delivered the next day or an express delivery of limited selection within 90 minutes. This level of product selection and service is something that none of our competitors offer. Our analysis is that the ability to choose and find specific brands and specific products will increasingly become more important as the cannabis market matures and brands start to take over the mind share of cannabis consumers. Driven, and our associated eCommerce brands, will become the go-to destination for cannabis consumers to find any product and have it delivered to their home.

The ability to complete both next day and express deliveries is not only a defensible position, it also creates operational efficiencies within our infrastructure allowing Driven to be able to cost-effectively deliver to up to 92% of California’s adult population at a lower cost than our competitors. The capital requirements to develop our current infrastructure (licenses, technology, procedures, etc.) is significant and it has been in development for over five years. This combination of next day and express deliveries provides the density required to support the cost of an individual driver in an individual zone. This combination also creates operational efficiencies for Driven to be able to efficiently deliver to up to 92% of California’s population. As opposed to building and maintaining additional fulfillment centers, we are able to add additional capacity to create speed and density for our cannabis consumers at a minimal cost.

The operational density created in 2019 was instrumental in ensuring the company had a solid foundation ahead of increasing sales volume as a byproduct of marketing. In Q4, technology implementations within marketing attributed to scale and increased performance on both consumer and brand partner marketing campaigns. These initiatives were formative in the enablement of the automation that drove the significant growth in revenue for the period.

Government Regulation

While many states do not allow cannabis delivery, we anticipate continued political and regulatory softening in every state, and this includes a trend for cannabis legal states to allow cannabis delivery.  Our goal is to become the first cannabis logistics company to capture and lead this highly regulated and complicated space.  In the short term, we believe regulatory complications will limit large competitors who offer relative services in other industries (Amazon, Wal-Mart, Uber, Postmates, Grub Hub, etc.) from entering the cannabis market. However, in the long term, it is quite likely we will see a large established competitor jump into the cannabis market.

Market Opportunity

According to Arcview Market Research over the next 10 years, the legal cannabis industry will see tremendous growth and spending on legal cannabis worldwide. In North America alone, revenue from cannabis is expected to grow from $9.2 billion in 2017, to $47.3 billion to 2027.   However, according to the Brightfield Group, a cannabis-focused market research firm, only around 1.2% of cannabis sales are being made through legal delivery services.  Management believes this low penetration provides a prime market for the Company to grow over time.

Revenue Model

Our revenue model is relatively simple and basic. We purchased finished cannabis products from wholesalers at the cheapest price possible and sell the cannabis products to consumers.

Risks and Uncertainties

We have limited operating history and have generated limited revenues from our operations. Our business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include: changes in the cannabis regulatory environment and competition from larger more well-funded companies. These adverse conditions could affect the Company’s financial condition and the results of its operations.

Employees

As of the date of this report, we employ over one hundred and fifty (150) employees, mostly drivers, and a number of specialty contractors providing support for various elements including legal, consulting, media, marketing, website evolution and new app development

None of our employees is represented by a labor union or a collective bargaining agreement. However, as a part of California cannabis regulations, we have signed a labor peace agreement. We consider our relations with our employees to be good.

Corporate Information and History

We were incorporated in the State of Delaware on July 22, 2013 under the name Digital Commerce Solutions, Inc. and changed our name to Results-Based Outsourcing, Inc. on September 5, 2014. On August 29, 2018, Driven Deliveries, Inc., a Nevada company (“Driven Nevada”), was acquired by Results-Based Outsourcing as part of a reverse merger transaction. As consideration for the merger, Results-Based Outsourcing issued the equity holders of Driven Nevada an aggregate of 30,000,000 post-split shares of their common. Following the merger, the Company adopted the business plan of Driven Nevada focused on delivering legal cannabis products in California. The merger was accounted for as a recapitalization of the Company, therefore the financial statements as presented in this report include the historical results of Driven Nevada.

Our principal executive office is located at 134 Penn St., El Segundo, California 90245 and our telephone number is (833) 378-6420.

Our website address is https://www.drvd.com. Information found on our website is not incorporated by reference into this annual report. We make available our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge and through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

Risks Relating to Our Business

We have a limited operating history and face many of the risks and difficulties frequently encountered by an early stage company.

Although our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation, we also operate in an evolving industry that may not develop as expected. Furthermore, our operations will likely continue to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

●	competition from other similar companies;

●	regulatory limitations on the products we can offer and markets we can serve;

●	other changes in the regulation of medical and recreational cannabis use;

●	changes in underlying consumer behavior;

●	our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

●	challenges with new products, services and markets; and

●	fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

If we are unable to attract or maintain delivery drivers, whether as a result of competition or other factors, our service will become less appealing to cannabis consumers, and our financial results would be adversely impacted.

Our success in a given geographic market significantly depends on our ability to maintain or increase our network in that geographic area by attracting drivers. If we are unable to attract enough drivers then we may lack a sufficient supply of drivers to attract new cannabis consumers. To the extent that we experience driver supply constraints in a given market, we may need to increase driver incentives which may negatively affect our operating results.

If consumers choose other delivery services we may struggle to generate profits.

If consumers choose other delivery services we may lack the sufficient density to operate such that our delivery service will become less appealing to consumers. An insufficient amount of orders and supply of users of our delivery service would adversely affect our revenue and financial results.

We must maintain a high quality of service in order to maintain and increase our customer base.

Our number of customers may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, quality of platform support, quality of service provided by our drivers, product selection on our platform and quality of our products. Other factors include negative publicity related to our brands. In addition, if we are unable to provide high-quality support to customers or respond to reported delivery incidents, in a timely and acceptable manner, our ability to attract and retain customers could be adversely affected.

We are limited in the jurisdictions that we way may operate.

We operate only in the state of California, where recreational marijuana use is legal. Although there are thirty-six (36) other states that have legalized marijuana use for medicinal and/or recreational use, we have not expanded into these markets as many do not allow delivery. Additionally, the cost and barriers to entry into these other markets is high given the cost. Finally, until other jurisdictions pass laws legalizing recreational marijuana use via delivery, we will not be able to legally operate (at the state level) in those markets and thus will not entertain any expansion opportunities into those markets. As a result, our potential expansion opportunities are severely limited.

We have incurred losses to date and may continue to incur losses.

We have incurred net losses since we commenced operations. For the year ended December 31, 2019 our net loss was $13,088,175.

We had an accumulated deficit of $15,241,762 as of December 31, 2019. These losses have had, and likely will continue to have, an adverse effect on our working capital, assets, and stockholders’ equity. In order to achieve and sustain such revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

We may need to secure additional financing.

We anticipate that we may require additional funds for our operations in the future. If we are not successful in securing additional financing when needed, we may be unable to execute our business strategy, which could result in curtailment of our operations.

Our ability to raise additional capital is uncertain and dependent on numerous factors beyond our control including, but not limited to, economic conditions and availability or lack of availability of credit. We currently do not have any committed external source of funds.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	continue to expand our development, sales and marketing teams;

●	acquire complementary technologies, products or businesses;

●	if determined to be appropriate, expand our global operations;

●	hire, train and retain employees; and

●	respond to competitive pressures or unanticipated working capital requirements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

We cannot be certain that the products that we deliver will become, or continue to be, appealing and as a result, there may not be any demand for these products and the sales could decrease, which would result in a loss of revenue.

Demand for our products that we deliver depends on many factors, including the number of customers we are able to attract and retain over time, the competitive environment in the cannabis delivery industry, as well as the cannabis industry as a whole. A decrease in demand may force us to reduce sale prices below our desired pricing level or increase promotional spending. Our ability to anticipate changes in user preferences and to meet consumer’s needs in a timely cost-effective manner all could result in immediate and longer-term declines in the demand for our delivery service, which could adversely affect our financial condition. An investor could lose his or her entire investment as a result.

We have limited management resources and are dependent on key executives.

We are currently relying on key individuals to continue our business and operations and, in particular, the professional expertise and services of Mr. Christian Schenk, Chief Executive Officer, as well as other key members of our executive management team and others in key management positions. In addition, our future success depends in large part on the continued service of Mr. Schenk. We have entered into an employment agreement with Mr. Schenk, but the existence of an employment agreement does not guarantee retention of Mr. Schenk and we may not be able to retain Mr. Schenk for the duration of or beyond the end of his term. If our officers and directors chose not to serve or if they are unable to perform their duties, and we are unable to retain a replacement qualified individual or individuals, this could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace the current officers and directors with other qualified individuals.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluations, our management concluded that there were material weaknesses in our internal control over financial reporting for the years ended December 31, 2019 and 2018, respectively. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Failure to comply with Section 404(a) could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Our competition will continue to grow.

Our delivery of cannabis products is subject to competition. There is no guarantee that we can develop or sustain a market position or expand our business. We anticipate that the intensity of competition in the future will increase. In the event recreational cannabis becomes federally legal, larger companies that have greater resources and larger operations such as Amazon may enter the cannabis delivery industry.

Litigation and publicity concerning product quality, health, and other issues could adversely affect our results of operations, business and financial condition.

Our business could be adversely affected by litigation and complaints from customers or government authorities resulting from defects or contamination of our products. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our dispensary partners’ products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. Further, any litigation may distract from the Company’s operations.

If we fail to enhance our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that the development of our trade name and the various brands of cannabis products we deliver are critical to achieving widespread awareness of our delivery service, and as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable delivery services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could be adversely impacted.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

We may in the future seek to acquire or invest in businesses that we believe could complement or expand our service offerings, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected.

We may be unable to successfully integrate our recent acquisitions.

On June 24, 2019 we completed a merger pursuant to which Ganjarunner, Inc. and Global Wellness, LLC merged with and into GR Acquisition, Inc. and as a result became a wholly-owned subsidiary of the Company.

On July 10, 2019, the Company and Mountain High Recreation, Inc. (MHR), a California corporation, entered into an Asset Purchase Agreement, pursuant to which the Company acquired certain assets from MHR as specified in the Agreement, which included the option to purchase to MH’s California Cannabis - Retailer Non Storefront License, the option to purchase a certain real property lease located at 8 Light Sky Ct, Sacramento, CA 95828 associated with that certain license, and the right to use all trademarks and intellectual property associated with the MH brand. In September 2019 we entered into a Joint Venture with Budee, Inc. to expand our operations and engaged in the business of providing delivery services of legal cannabis products to the consumer. In February 2020 we completed an acquisition of Budee, Inc which allowed us to consolidate all of the Budee, Inc. revenue, expand our delivery operations, and unify our operations and technology into a single, scalable, and supportable platform and infrastructure.

Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of these recent acquisitions which may decrease the time we have to serve our existing customers, attract new customers and develop new services or strategies and result in interruptions of our business activities. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, were a third party to succeed on an infringement claim against us, we may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity.

Finally, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management’s attention from our business and negatively affect our operating results or financial condition.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. At this point, the overall extent to which COVID-19 may impact our financial condition or results of operations is uncertain. However, on March 19, 2020, California Governor Gavin Newsom issued an executive order requiring all California residents to stay home. Our principal executive offices are located in El Segundo, California and the majority of our business is conducted in California. Accordingly, our operations and revenues will continue to be impacted for as long as the executive order remains in place.

Risks Relating to the industry in which we Operate

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The United States federal government regulates drugs through the Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against us. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

Currently, numerous U.S. states, the District of Columbia and U.S. territories have legalized cannabis for medical and/or recreational adult use. Because cannabis is a Schedule I controlled substance, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.  We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the former DOJ Deputy Attorney General during the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business—Government and Industry Regulation—The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations (see “Business—Government and Industry Regulation—FinCEN”).

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision, however, has only been extended to September 30, 2019, and must be renewed annually by Congress.  In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted and (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2019.

Furthermore, on January 4, 2018, former U.S. Attorney General, Jeff Sessions, issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strictly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.  As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result, strict enforcement of federal prohibitions regarding cannabis could subject the Company to criminal prosecution.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ’s rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and/or distributing medical or recreational cannabis, should we determine that such activities are in the best interest of the Company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis, particularly if the federal government determines to strictly enforce all federal laws applicable to cannabis.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we operate our business will choose not to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed sale and distribution of cannabis would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

California state law requires that all commercial cannabis businesses, including cultivators, dispensaries, delivery services, extractors, concentrate, edible and topical manufacturers, distributors, and testing laboratories hold a state license in order to operate.

The Bureau of Cannabis Control (BCC) is the lead agency in regulating commercial cannabis licenses for medical and adult-use cannabis in California. The Bureau is responsible for licensing retailers, distributors, testing labs, and temporary cannabis events.

We currently operate by owning 2 licenses that have been granted by the BCC, however, no assurance can be given that we will be successful in keeping such license. In the event the Bureau rescinds or changes the status of our license, our operations would cease.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations could restrict the services we offer or impose additional compliance costs on us or our dispensary partners. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

Changes in laws and regulations affecting the cannabis industry may affect our consumer base in ways that we are unable to predict.

Local, state and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations. We cannot predict the nature of any future laws, regulations, interpretations or applications that may affect us, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on the vitality of the cannabis legalization movement or the unification or popularity of the community in favor of legalization, the members of which community form our anticipated consumer base and underpin our business model.

We are subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in a growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Large, well-funded business sectors may have strong economic reasons to oppose the development of the cannabis industry. For example, medical cannabis may adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business.

Negative press from having a cannabis-related line of business could have a material adverse effect on our business, financial condition, and results of operations.

We may receive negative attention from the press concerning our operation in the cannabis industry and this in turn can materially adversely affect our business.

Risks Related to our Common Stock

An active, liquid trading market for our common stock may not develop. If an active market develops, the price of our common stock may be volatile.

Presently, our common stock is quoted on the OTCQB under the symbol “DRVD.” We are in our early stages and an investment in our company will require a long-term commitment with no certainty of return. Presently, there is limited trading in our stock and in the absence of an active trading market, investors may have difficulty buying and selling.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTCQB is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling their shares.

The price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to integrate operations, products, and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	litigation regarding contamination of our dispensary partners’ products;

●	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

●	announcements of new or similar products by us or our competitors;

●	loss of any strategic relationship;

●	period-to-period fluctuations in our financial results;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory, and enforcement frameworks impacting the transportation of cannabis;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments, or strategic alliances;

●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

●	the level and changes in our year-over-year revenue growth rate;

●	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;

●	any delisting of our common stock from OTC due to any failure to meet listing requirements;

●	economic and other external factors; and

●	the general state of the securities market.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. Securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the performance of particular companies.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected

We have not and may never pay dividends to shareholders.

We have not declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment, and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates, in the aggregate, beneficially own approximately 19% of our outstanding common stock as of May 8, 2020. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We expect to incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we expect to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On May 15, 2018, the Company entered into a three (3) year lease to rent office space for its principal executive office, with an effective date of June 1, 2018. The lease provides for monthly rent of $2,800 per month for the first year of the lease, $3,780 per month for the second year and $3,920 per month for the third year. The Company is also required to pay a monthly common area maintenance fee of $420. This lease was terminated in December 2019.

On February 1, 2019, the Company entered into a twelve-month lease for office space in Las Vegas, Nevada. The lease requires a monthly payment of $1,764 and terminates on February 14, 2020. This lease has been terminated.

Gardena MSA / Lease - On October 22, 2019 the Company entered into a master services agreement with Herbalcure, Inc. for the use of its Bureau of Cannabis Control licensed property in Gardena, CA. The agreement provides for monthly payment of $1,000 per month.

On November 27, 2019 the Company entered into a three (3) year lease to rent office space for it’s principal executive office, with an effective date of January 1, 2020. The lease with Penn Roe Studios LLC is for approximately 4,400 square foot commercial office building located at 134 Penn Street El Segundo, California 90245. The lease requires a $57,218.00 security deposit and a monthly payment of $16,060.00 for the first year, $16,542.00 per month for the second year and $17,038.00 per month for the third year. An estimated additional monthly triple-net lease expense of $2,200.00 is also required. The lease terminates 12/31/2023.

It is anticipated that our current leases shall be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results except as set forth below:

On September 27, 2019, the Company entered into a settlement agreement with Chris Boudreau, the Company’s former chief executive officer, pursuant to which the Company was required to repurchase 12,272,616 shares of the Company’s common stock from Mr. Boudreau at a per share purchase price of approximately $0.01 per share, totaling an aggregate purchase price of $122,726 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company was required to pay Mr. Boudreau in twelve monthly installments of $10,227 starting October 1, 2019. Additionally, Mr. Boudreau will also forfeit options to purchase an aggregate of 1,538,910 shares of the Company’s common stock and warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock. Mr. Boudreau also forfeited a $23,726 loan to the Company resulting in a gain on extinguishment of debt.

Carla Baumgartner, Chris Haas, and Eric Steele (“Plaintiff”) filed a Complaint against Driven Deliveries, Inc. (“Driven”), and Brian Hayek and Christian Schenk, individually, on November 26, 2019 in San Diego County Superior Court, Case No. 37-2019-00063208. In June 2019, Driven entered into a Merger Agreement with Ganjarunner, Inc. (“Ganjarunner”), whereby Driven acquired Ganjarunner. Plaintiffs, the former owners of Ganjarunner, allege in their First Amended Complaint causes of action for Breach of the Merger Agreement, Fraudulent Inducement, Fraudulent Concealment, Negligent Misrepresentation, Breach of Fiduciary Duty, Violation of Corporate Code § 25401, Conversion, Unfair Competition, and Violation of Penal Code §496. On February 18, 2020, Driven filed a Demurrer to Plaintiffs’ First Amended Complaint challenging seven of Plaintiffs’ nine causes of action. The hearing on the demurrer, original set for May 1, 2020, has been continued indefinitely due to Court closures. The Company intends to vigorously defend against this action.

In February 2020 Irth Communications, LLC filed a complaint in the Superior Court of California, County of Los Angeles, against the Company. The complaint alleges that pursuant to a services agreement the Company issued Irth 500,000 shares of its common stock to Irth but the Company breached this agreement because according to the complaint, the Company has refused to authorized its transfer agent to remove the restrictive legend on the Shares. Among other remedies, Irth seeks at least $1,130,000 in compensatory damages, attorneys’ fees, and injunctive relief. The Company is reviewing the Complaint and intends to defend itself vigorously.

Prior to the closure of its merger with Driven, Budee, Inc. was the party defendant in an action brought by a former employee under California's Private Attorney General Act ("PAGA") in relationship to various labor claims.  Under the terms of the merger agreement, Driven and Budee had contemplated and accounted for various possible outcomes of the PAGA matter with built-in limitations on any possible exposure to Driven if the merger were to close before resolution of the PAGA action, including indemnification from in the event that any assumed liabilities under the merger crossed a certain threshold.

As matters progressed, the PAGA action resolved by settlement in October of 2019, prior to the closing of the merger between Budee and Driven.  The gross settlement amount is $600,000.00.  Following settlement being reached, the parties agreed to stipulate to an amended whereby the matter would be converted to a class action, thus significantly expanding settlement coverage.  The parties and have finalized the settlement and class documents and the plan of administration and these documents are due to be submitted to the Court in May, 2020 for preliminary approval.  It is anticipated that following preliminary approval, settlement notices and administration will take a number of months to complete, prior to final approval being entered.

At no time has Driven been a party to this litigation, nor is it anticipated that for any reason it will become one.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since April 9, 2020, our common stock has been quoted on the OTCQB operated by the OTC Markets, Inc. under the symbol “DRVD.” Prior to being quoted on the OTCQB from October 2017 until our stock began being quoted on the OTCQB, our common stock was quoted the Pink Open Market. Our common stock commenced trading in October 2017. OTCQB quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of the date of this report we had 88 holders of record of our Common Stock, not including those persons who hold their shares in a “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Action Stock Transfer 2469 E. Fort Union Blvd, Suite 214 Salt Lake City, UT 84121. The phone number is (801) 274-1088.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company sold a total of 9,655,000 shares of its common stock to 44 accredited investors, for an aggregate purchase price of $2,768,000.

The securities above were offered and sold in reliance upon an exemption from the registration requirements under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering of the shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table reflects information with respect to the compensation plan under which equity securities of the Company are authorized for issuance as of December 31, 2019.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,064,714	$0.14	10,778,812
Equity compensation plans not approved by security holders	-	-	-
Total	11,064,714	$0.14	10,778,812

Equity Compensation Plan Information

2018 Employee, Directors and Consultant Stock Plan

On December 28, 2018, the Board adopted the Company’s 2018 Employee, Director and Consultant Stock Plan (“the Plan”), with 7,857,584 shares set aside and reserved for issuance pursuant to the Plan. The Company received shareholder approval of the Plan on March 4, 2019. Those eligible to participate in the plan include employees, directors and consultants of the Corporation and any Corporation affiliate (“Eligible Persons”). The purpose of the Plan is to motivate Eligible Persons who receive awards under the Plan (the “Participants”) to achieve long-term Company goals, and further align Participants’ interests with those of the Company’s other stockholders. Issuances under this Plan are determined by the Board or any Committee of the Board to which the Board has delegated such responsibility.

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

Overview

We were incorporated in the State of Delaware on July 22, 2013 under the name Digital Commerce Solutions, Inc. and changed our name to Results-Based Outsourcing, Inc. on September 5, 2014. On August 29, 2018, Driven Deliveries, Inc., a Nevada company (“Driven Nevada”), was acquired by Results-Based Outsourcing as part of a reverse merger transaction. As consideration for the merger, Results-Based Outsourcing issued the equity holders of Driven Nevada an aggregate of 30,000,000 post-split shares of their common stock. Following the merger, the Company adopted the business plan of Driven Nevada as a delivery company focused on deliveries for consumers of legal cannabis products, in California. The merger was accounted for as a recapitalization of the Company, therefore the financial statements as presented in this report include the historical results of Driven Nevada.

On September 6, 2018, we amended our Certificate of Incorporation to (i) changed our name to Driven Deliveries, Inc., (ii) increase the number of our authorized shares to 215,000,000, comprised of 200,000,000 shares of common stock, par value $0.0001 per share and 15,000,000 shares of “blank check” preferred stock, par value $0.0001 per share (the “Preferred Stock”) and (iii) to effect a forward split such that 12.35 shares of Common Stock were issued for every one (1) share of Common Stock issued and outstanding immediately prior to the amendment.

On January 24th, 2019 we changed our ticker symbol to DRVD.

In June 2019, we completed our acquisition of Ganjarunner, Inc. and Global Wellness, LLC, which are engaged in the business of providing delivery services of legal cannabis products to consumers.

In July 2019, we entered into an Asset Purchase Agreement with Mountain High Recreation, Inc., in which the Company acquired certain assets from Mountain High Recreation, Inc.

In September 2019, we entered into a Joint Venture with Budee, Inc. to expand our operations and engaged in the business of providing delivery services of legal cannabis products to the consumer.

In February 2020, we completed an acquisition of Budee, Inc which allowed us to consolidate all of the Budee, Inc. revenue, expand our delivery operations, and unify our operations and technology into a single, scalable, and supportable platform and infrastructure.

On April 9, 2020 our common stock became quoted on the OTCQB under the symbol DRVD.

Driven Overview

Driven is in stock and on-time! Founded by experienced technology, cannabis, and logistics executives, Driven is the first licensed, United States Exchange-traded, online cannabis retailer that is capable of servicing 92% of California’s adult population in less than 90 minutes. We aim to delight our customers with the best cannabis delivery experience in the industry. Utilizing our own fulfillment centers, drivers, and proprietary technology, we delight our customers with a cannabis experience that is comparable to some of the largest eCommerce retailers in the United States. Driven provides 2 different service levels to our customers. An “Express” delivery with a limited product selection that remains unsold in the Driver’s vehicle usually delivered within 90 minutes or less, and a “Next Day” scheduled delivery from the larger selection of 500+ products from a Driven fulfillment center. Currently, customers are able to place online orders from our 2 core brands, Budee and Ganjarunner. Additionally, we are participants in the growing cannabis ecosystem by providing Brands the ability to transact with their customers using our technology and platform.

From humble beginnings less than 3 years ago, Driven Deliveries has grown into a company completing tens of thousands of deliveries per month with a customer base of over 200,000 legal cannabis consumers. Driven’s initial business was our “Dispensary to Consumer” model, where Driven would provide the vehicle, logistics, and infrastructure to complete deliveries on behalf of orders processed by our partner dispensaries. The revenue from this model consisted of charging a commission to the dispensary based on the amount of the delivered order and miles traveled. However, due to changes in regulations, and despite continued technological innovation and investment, the “Dispensary to Consumer” business has ended to support our direct to consumer business.

In the first quarter of 2019 Driven began its transformation in fundamental strategy by switching its core focus from “Dispensary to Consumer” to “Direct to Consumer”. The executive team at Driven determined that in order to compete and be successful in California, Driven had to directly service the customer and own the customer’s experience. Neither of these was possible in the “Dispensary to Consumer” model. As such Driven set out to build its own infrastructure to be able to transact and deliver directly to the cannabis consumer. The executive team began the process of buying and building this infrastructure.

In February 2019, Driven entered into a 2-year Operating Agreement within the joint venture CA City Supply, LLC in an attempt to gain exposure in a new area and create a location for operations out of California City, CA. Under Driven management, CA City Supply was selected as 1 of 3 licensee applicants to receive a non-storefront retail & delivery license in April of 2019. Unfortunately, all members of the LLC have opted out of the Operating Agreement early and Driven has withdrawn from ownership due to changes in local regulations.

In June 2019, the company acquired Ganjarunner, Inc, an online retailer based out of Sacramento with a small operation in Los Angeles that focused on “Next Day” delivery from a fulfillment center. In addition to a functioning delivery operation, Ganjarunner also came with a substantial amount of data and intelligence on the cannabis consumers they had been servicing with cannabis delivery for 5 plus years. Ganjarunner was focused on a more sophisticated consumer with its target audiences falling between 30 and 55 years of age and professionally employed who wanted specific products and brands and were willing to wait for them to be delivered the next day. Ganjarunner used a heavily modified commercially available eCommerce solution (WooCommerce) to complete the next day deliveries throughout the state of California.

Simultaneously, the company worked to find an online retailer specializing in the “Express” cannabis delivery market. To continue planned growth in California, Driven acquired certain assets of Mountain High Recreation to include the brand & talent in July 2019. The “Express” cannabis consumer is markedly different from the “Next Day” cannabis consumer as “Express” customers are typically not brand conscious and are looking for “cheap weed fast.” Thus, an express provider is able to complete its deliveries faster but also at a lower price point and lower order total.

In August 2019, with the Ganjarunner acquisition and the Mountain High asset purchases complete, we began to combine Express deliveries with Next Day using a single technology and operations infrastructure. With this combination, cannabis consumers are given a higher level of service as they can choose Express or Next Day delivery while shopping online. Additionally, the company sees increased operational efficiencies as a single driver can complete both types of deliveries.

In early September 2019, Driven entered into a Joint Venture with Budee, Inc. a large on-demand retailer based out of Oakland, California. Budee, Inc had been operating in the cannabis delivery space in California since 2015. Focusing exclusively on growing and streamlining its Express cannabis delivery operations, Budee became increasingly frustrated with the ability for commercial software to support the express delivery model that was compliant with state regulations. As such, Budee developed its own proprietary Budee Inventory Management System, eCommerce system, Driver application, and back-office system. The proprietary software combined with a relentless focus on margin improvement allowed Budee to scale throughout California. During the integration of Ganjarunner and Mountain High, plus the combination of the Express and Next Day delivery options, Driven executive management was arriving at the same conclusion that Budee had arrived at: custom software and infrastructure would be required to scale. By establishing a joint venture with Budee, we were able to take advantage of reviewing the software platform and determining if it would work for our operations.

During the fourth quarter of 2019 and the first quarter of 2020 Driven and Budee, through the Joint Venture, began the process of analyzing and updating Budee’s proprietary Inventory Management System. Through a concerted effort that included operational and technology changes, Driven was able to complete the transition to the unified Budee Delivery Management System and completed the acquisition of Budee in February 2020. As of March 2020, all Driven brands, operations, and infrastructure are all combined into a single technology stack supported by unified operations. With the operational integration complete, Driven is ready to scale its delivery operations.

Marketing efficiencies were gained in both customer acquisition and retention. By the end of the fourth quarter of 2019 the company improved its Cost of Acquisitions (COA) to $13.80, from $22.16 the previous quarter. These improvements were realized in part by the company’s investment in the Weedwaves platform as well as content creation and optimization as part of the Search Engine Optimization (SEO) program that was completed during the period. Significant improvements continued into the first quarter of 2020 and will be reflected in the first quarter 10Q of 2020.

In addition to COA improvements, the company also kicked off its investor outreach program with attendance and strong participation at the cannabis industry’s leading investment conference, Benzinga. In October 2019, the company was showcased in both a technology panel as well as a dedicated investor pitch on the second day. Marketing automation initiatives were also kicked off in the fourth quarter of 2019. The Company continued to develop its marketing infrastructure in the first quarter of 2020 by releasing our Driven By Numbers Platform. Driven by Numbers enables automatic customer segmentation, monitors location based sales performance, and incorporates demographic sensitive analytics into our marketing and delivery operations. We also integrated Driven by Numbers into a SMS and MMS communication gateway which lead to the improvement in sales conversions and customer retention. By the end of the year, conversions reached 0.89% up almost 20% from the third quarter of 2019. That momentum has continued with double digit improvements through the first quarter of 2020.

This pivot to an ecommerce solution also required additional marketing efforts. In addition to strategic marketing hires, Driven also launched Weedwaves, Driven’s community for cannabis enthusiasts to learn, save, shop, and share. Weedwaves is an iOS and Android application-based community that will enable Driven’s group of companies to more accurately service its customers and drive loyalty. More than anything Weedwaves enables us to start mainstream marketing through social and paid promotion and then later sell products to them based on attribution and engagement with the platform. The Weedwaves app is a means for Driven to acquire new cannabis consumers, provide a better user experience, and access to exclusive deals and offers on Ganjarunner as well as things they buy every day. Advertising cannabis in California is incredibly difficult and Weedwaves will enable Driven to own its advertising network and community. Weedwaves continues to be our largest marketing/acquisition expense. We are optimistic that with adoption of Weedwaves we will be able to transition this spend into savings or additional campaigns. to continue planned growth in California. Engagement among Weedwaves users is incredibly high with Monthly Active Users (MAU) reaching as high as 47%. This engagement helped the company convert approximately 26% of all users to be customers of one or both of its online retail brands, Ganjarunner and Budee.

Recent developments

On February 28, 2020 the Company completed its acquisition of Budee, Inc. which allowed us to consolidate all of the Budee, Inc. revenue, expand our delivery operations, and unify our operations and technology into a single, scalable, and supportable platform and infrastructure.

On March 20, 2020, Governor Gavin Newsom and the California Bureau of Cannabis Control identified cannabis companies as “essential” in the State of California and as such we continued to operate through the shelter in place order due to the COVID-19 pandemic.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the year ended December 31, 2019, show a net loss of $13,088,175. We expect to incur additional net losses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Revenue

During the year ended December 31, 2019, The Company recorded revenue in the amount of $2,822,575 and $1,850,629 in cost of goods sold comprised of $1,328,688 in product costs and $521,961 in shipping costs.

During the year ended December 31, 2018, The Company recorded negative revenue in the amount of ($65,034) and $2,735 in cost of goods sold. The revenue for the period was negative due to dispensary cost reimbursements.

Our primary source of revenue in Q1 and Q2 of 2019 was from the dispensary to consumer delivery service. However, during Q3 and Q4 the Company transitioned to delivery of cannabis products directly to consumers with the acquisition of Ganjarunner, Inc. From January 1, 2019 through June 24, 2019 Ganjarunner, Inc. operated independently of DRVD. On June 24, 2019 DRVD acquired Ganjarunner Inc. and the revenue from June 24, 2019 forward is included in this report.

On July 10, 2019 DRVD acquired the certain assets of Mountain High Recreation. The asset purchase was designed to add Mountain High Recreation’s Express delivery on top of Ganjarunner’s Next Day delivery service. Since MHR was an asset purchase, its post asset purchase revenues are included in this report as a part of Ganjarunner, Inc. On October 3, 2019 we entered into a joint venture with Budee, Inc. to re-establish the Southern California operations of Budee out of our Los Angeles facility. The Joint Venture revenues are included in this report.

The operational and technology integrations of these separate entities was more difficult than expected. In addition to the ordinary challenges of implementing standard operating procedures, uniform accounting processes, and standardizing and building technology platforms, we also had to navigate extremely complex rules and regulations guiding the sale of cannabis from the California Bureau of Cannabis Control. We learned that customers are sensitive to not only front-end technology interfaces but also operational and delivery hiccups. The entirety of the fourth quarter was dedicated to integrating these companies and putting the proper infrastructure in place.

Operating Expenses

During the year ended December 31, 2019, we incurred a loss from operations of $12,502,454. This is due to professional fees of $1,294,778, compensation of $9,941,497 including stock-based compensation of $7,686,930, general and administrative of $1,876,457 and sales and marketing of $361,668.

During the year ended December 31, 2018, we incurred a loss from operations of $2,621,236. This is due to professional fees of $295,567, compensation of $2,029,434 including stock-based compensation of $1,704,363, general and administrative of $165,996, and sales and marketing of $62,470.

The cost to operationally integrate and the inefficiencies created by having multiple redundant personnel, drivers, routes, vehicles, software, and marketing were higher than forecasted. Further, through the duration of Q3 and midway through Q4 there was the process of understanding the capabilities and limitations of the individuals within the companies that the Company had purchased. By the middle of Q4 of 2019 and into Q1 of 2020 we worked to remove redundancies and operational overhead to streamline processes and the company did not start to realize the savings until the Q1 of 2020. The cost of being public created significant additional professional services fees for both legal, audit, and accounting services to support not only the company but also the acquisition targets.

Other Expenses

During the year ended December 31, 2019, the Company incurred interest expense of $368,713, a gain on extinguishment of debt of $25,582, and a loss on the change in the fair value of derivative liabilities of $1,338.

During the year ended December 31, 2018, the Company incurred interest expense of $7,581.

Fully Year 2019 Pro Forma Income with Budee, Inc. and Ganjarunner, Inc Acquisitions

The audited results on this report do not provide a complete picture of the Company’s performance had the acquisitions taken place at the beginning of 2019. From January 1, 2019, through June 24, 2019 Ganjarunner, Inc. operated independently of the Company. On June 24, 2019, the Company acquired Ganjarunner Inc., and only the revenue from June 24, 2019 forward is included in the financial statements in this report. Further, in October 2019 we formed a joint venture with Budee, Inc. with the intent of completing a full acquisition of Budee, Inc. We closed the acquisition of Budee, Inc. in February of 2020.

The following presents the unaudited Pro-forma combined results of operations of the Company with the Budee, Inc. and Ganjarunner, Inc. businesses as if the 3 entities were combined on January 1, 2019.

Year Ended
December 31, 2019
Gross Revenue	$10,147,362
Gross Profit	$4,995,676
Net loss	$(13,438,173)
Net loss per share	$(0.28)
Weighted average number of shares outstanding	46,898,066

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results or to project potential operating results as of any future date or for any future periods. These are meant to show what would have been attained had the acquisitions been completed as of January 1, 2019.

Liquidity and Capital Resources

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2019, we had cash on hand of $266,869 and a working capital deficit of $4,011,527. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of 2020. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

Operating activities used $3,650,850 cash for the year ended December 31, 2019 as our net loss of $13,088,175 was offset by $7,686,930 in stock-based compensation, depreciation and amortization expense of $407,611, an increase in accounts receivable of $127,747 and a $1,476,540 increase in accounts payable and accrued expenses.

Operating activities used $712,248 in cash for the year ended December 31, 2018 as our net loss of $2,628,817 was offset by $1,704,363 in stock-based compensation, and a $202,993 increase in accounts payable and accrued expenses.

Investing activities used $599,217 cash for the year ended December 31, 2019 mainly due to the purchase of fixed assets and payments related to acquisitions.

Investing activities used $32,392 cash for the year ended December 31, 2018 mainly due to the purchase of fixed assets.

Financing activities for the year ended December 31, 2019 provided $4,511,688 in cash from proceeds of loan payable of $1,497,000, proceeds of loan payable with related parties of $205,393, and common stock issued for cash of $2,768,000.

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

Critical accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Driven Deliveries, Inc, and its wholly owned subsidiaries, Ganjarunner, Inc. and Global Wellness, LLC. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expenses related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expenses recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

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

Delivery Income

The Company has three contracts with different customers with the same terms. All of these qualify as contracts since they have been approved by both parties, have identifiable rights and payment terms regarding the services to be transferred, have commercial substance, and it is probable that the entity will collect the consideration in exchange for the services.

Product Sales

The Company performs retail sales directly to customers. In these sales there is no formal contract with the customer. These sales have commercial substance and there are no issues with collectability as the customer pays the cost of the goods at the time of purchase or delivery.

2)	Identify the performance obligations in the contract

Delivery Income

The Company’s performance obligations are to (1) deliver cannabis in compliance with California law, and (2) provide a platform to sell the retailer’s or their own products. These items represent performance obligations since they are distinct services and are distinct in the context of the contract.

Product Sales

The Company sells its products directly to consumers. In this case these sales represent a performance obligation with the sales and any necessary deliveries of those products.

3)	Determine the transaction price

Delivery Income

The company will perform delivery services in exchange for a flat fee per delivery. As mandated by The California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the company would present a net negative revenue. For the year ended December 31, 2018, the company shows net negative revenue related to delivery of cannabis.

Commission Income

The transaction price of the commissions is a variable consideration as the price is determined to be 10% of a delivered sale from an order generated on the Company’s online platform. The variable consideration is also constrained as the amount of the consideration is dependent on the cost of the products purchased; and is further constrained as the company has little history to predict the amount to be recognized. Transaction price for the commissions will be determined as the company satisfies the performance obligation. During 2019 the company discontinued earning commission income.

Product Sales

The sales that are done directly to the customer have no variable consideration or financing component. The transaction price is the cost that those goods are being sold for plus any additional delivery costs.

Excise Tax

As part of the Company’s sales, the company collects an excise tax. The amount of tax collected is based on state and local laws.

4)	Allocate the transaction price to performance obligations in the contract

Delivery Income

The Company will allocate the transaction price of the delivery fees and to the deliveries that they perform separately for the customer.

Commission Income

The transaction price of the commissions will be allocated per each sale that the Company generates for a retailer that is delivered.

Product Sales

For the goods that the Company sells directly to customers, the transaction price is allocated between the cost of the goods and any delivery fees that may be incurred to deliver to the customer.

Excise Tax

The tax collected is allocated to the transactions that the tax was collected from.

5)	Recognize revenue when or as the Company satisfies a performance obligation

Delivery Income

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

Product Sales

For the sales of the Company's own goods the performance obligation is complete once the customer has received their product.

Excise Tax

The Company recognizes the revenue when the tax is collected and the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the year ended December 31, 2019	Revenue for the year ended December 31, 2018
Delivery Income	$139,323	43,468
Dispensary Cost Reimbursements	(126,093)	(114,574)
Delivery Income, net	13,230	(71,106)
Product Sales	2,498,164	-
Commission Income	821	6,072
Excise Tax and Regulatory and Compliance fees	310,360	-
Total	$2,822,575	(65,034)

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers, the Company is presenting a net negative revenue for the year ended December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the accompanying report of an independent registered public accounting firm filed as part of this Annual Report on Form 10-K, are listed in the Index to Consolidated Financial Statements and Financial Statement on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures– Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Financial Officer and Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (3) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2019. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting were ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our executive officers, key employees and directors.

Name	Age	Position
Christian Schenk	41	Chairman and Chief Executive Officer
Salvador Villanueva	33	President
Brian Hayek	36	Chief Financial Officer, Treasurer, Secretary and Director
Adam Berk	42	Director
Christopher DeSousa	40	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Christian Schenk was appointed our Chairman and Chief Executive Officer effective May 2, 2019. Mr. Schenk is a Canadian born entrepreneur and investor. Mr. Schenk started his career in the transportation technology sector. Forming and selling two well-known telematics companies; Telkar based in Canada and Elcon based in Europe. In 2010 Schenk joined XATA following the acquisition of Turnpike Global and Geologic. Mr. Schenk was tasked with merging three distinct businesses into a single entity and solution which once completed led to the rebranding of the company to XRS (NASDAQ; XRSC). XRS was sold to Omnitracs in 2014 for $178M. In 2013, Mr. Schenk founded CLS, LLC, a telematics and transportation technology consulting group, and continues to act in an advisory role. Mr. Schenk founded ONE20 in 2015 and sold in mid-2017. ONE20 offered routing, navigation and social intelligence to its more than 700,000 members. In 2017 Mr. Schenk entered the payments industry where he formed several new ventures including a freight factoring alternative, BNK, which pays truck drivers based on achieving route defined milestones, and IPTS, a recreation and hospitality employee same day pay solution that enables employees to get paid daily instead of waiting until payday. Mr. Schenk holds a B.S. in Economics from McGill University in Montreal, Canada.

The Board has concluded that Mr. Schenk is qualified to serve as a Chairman and Chief Executive Officer of the Company because of his successful exits in multiple high growth companies, ability to provide strategic guidance, and background in supply chain and logistics.

Salvador Villanueva, was appointed as President Effective February 28, 2020. Mr. Villanueva is an accomplished entrepreneur with a proven track record of successfully creating and building sustainable businesses. The sale of Budee to Driven Deliveries, Inc., is Mr. Villanueva’s fourth successful and largest exit, with a transaction value of over $10.9M. Mr. Villanueva started Budee Inc., in 2015. Under his leadership, the enterprise grew to an $8M+ sales run rate with over 150 employees and multiple delivery hubs throughout the state. In an effort to differentiate himself and his enterprises, Mr. Villanueva has always heavily focused on developing and customizing proprietary technology. He oversaw the development of the infrastructure that powers Driven’s 200,000+ annual deliveries. Mr. Villanueva’s experience spans multiple industries to include the heavy equipment, transportation, and gold industries. Mr. Villanueva holds a B.S. in Economics from the University of California Santa Barbara and currently serves as President of Driven Deliveries, Inc.

The Board has concluded that Mr. Villanueva is qualified to serve as a President of the Company because of his previous business background and ability to grow delivery and logistics companies.

Brian Hayek, was appointed as our President, Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors effective August 29, 2018. Effective February 28, 2020, Mr. Hayek stepped down as President and assumed the role of Chief Financial Officer. Mr. Hayek is a co-founder of the Company’s subsidiary Driven Deliveries, Inc. and has served as its President since November, 2017.  Prior thereto, Mr. Hayek joined ResMed in 2017 creating new services for ResMed’s Software as a Service (SaaS) Business Unit.  Prior to ResMed, Mr. Hayek spent 5 years at Qualcomm holding roles in Qualcomm’s security division.  Before joining the private sector, Mr. Hayek spent 11 years on active duty with the United States Marine Corps commanding scout snipers in Afghanistan, serving as an Intelligence Officer in the Middle East, and holding various roles in communications and information technology. Mr. Hayek holds a B.S. in Electrical Engineering from San Diego State University and has an M.B.A. from USC’s Marshall School of Business.

Given his extensive background in technology, his leadership skills, and strategic vision as one of our founders, the Board has concluded that Mr. Hayek is qualified to serve as a Chief Financial Officer, Treasurer, Secretary, and Director.

Adam Berk, has served as the Chief Executive Officer of Stem Holdings, a leading cannabis multi-state organization, since June 2016. From January 2015 until January 2017 Mr. Berk was the Co-President of Consolidated Ventures of Oregon a Cannabis holding company. From January 2013 until January 2015 Mr. Berk was the CEO of HYD For Men, an artisanal men’s grooming company that patented the first solution to extend the life of a razor blade by 400%. From 2002 through 2013, Mr. Berk was employed with Osmio, Inc. (currently GrubHub, an Aramark subsidiary), where he served as CEO from 2002-2007.

Based upon Mr. Berk’s extensive cannabis experience and his ability to grow companies, the Board has concluded that Mr. Berk is qualified to serve as a Director of the Company.

Christopher DeSousa, was appointed as a Director March 25, 2020. Mr. DeSousa has served as the Head of Operations of goPuff, a digital convenience delivery service, since May 2019. Prior to goPuff, Mr. DeSousa served as the VP of Global Logistics at Sleep Number from June 2017 through April 2019. He also served as Head of Freight Consolidation and Head of Warehousing and Distribution for C.H. Robinson from April 2010 through May 2019. Mr. DeSousa earned his B.S. degree in Operations and Information Systems Management from the Smeal College of Business at the Pennsylvania State University in 2002. He also earned his M.B.A. degree from the Carlson School of Business at the University of Minnesota in 2019.

The board of directors believes Mr. DeSousa is qualified to serve as a Director of the Company because of his background in logistics, information systems supporting logistics, and his role at a major non-cannabis delivery company.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics is filed as an exhibit to this annual report on Form 10-K for the year ended December 31, 2019.  The Company will provide to any person, without charge, a copy of the Code of Ethics upon a request to the Company at its office. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

Committees of the Board

We currently do not maintain any committees of the Board. Given our size and the development of our business to date, we believe that the board, through its meetings, can perform all of the duties and responsibilities which might be performed by a committee.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Item 11. Executive Compensation.

Summary Compensation of Executive Officers

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards(2)	All Other Compensation	Total
Christian Schenk(3)	2019	$14,000	—	$1,324,006	$38,425	—	$1,376,431
Chairman and Chief Executive Officer	2018	—	—	—	—	—	—
Brian Hayek(4)	2019	$150,000	—	—	$71,809	—	$221,809
Director, Chief Financial Officer, Treasurer, Secretary	2018	$75,000	—	$332,727	$71,809	—	$479,536
Chris Boudreau(5)	2019	$56,346	—	—	—	—	$56,346
Former Chairman and Chief Executive Officer	2018	$75,000	—	$332,727	$71,809	—	$479,536
Jerrin James(6)	2019	$272,917	—	—	$249,852	—	$522,769
Chief Operating Officer	2018	—	—	—	—	—	—

(1)	The 2019 issuances, we use the Black-Scholes option pricing model to value the warrants granted. These warrants had an exercise price of $0.20 or $0.50 and a term of 3 or 7 years. Mr. Schenk was granted 3,800,000 warrants. The 2018 issuances, we use the Black-Scholes option pricing model to value the warrants granted. These warrants had an exercise price of $0.20 and a term of 3 years. Mr. Boudreau was granted 2,000,000 warrants. These warrants were cancelled during the year ended 2019 as part of a settlement agreement with Mr. Boudreau. Mr. Hayek was granted 2,000,000 warrants.

(2)	The fair value of the options awarded in 2019 and 2018 was determined using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends.

For the 2019 issuances, these options had an exercise price of $0.10 to $0.50 and a term of 7 years. These options vest 25% on grant then vest 25% on each one-year anniversary for the next three years. Mr. Boudreau options were cancelled during the year ended 2019 as part of a settlement agreement with Mr. Boudreau.. Mr. Hayek had 769,455 options vested as of December 31, 2019. Mr. Schenk was granted 450,000 options with 196,875 options vested as of December 31, 2019. Mr. James was granted 2,897,522 options with 1,267,666 options vested as of December 31, 2019.

For the 2018 issuances, these options had an exercise price of $0.04 and a term of 3 years. These options vest 25% on grant then vest 25% on each one-year anniversary for the next three years. Mr. Boudreau was granted 1,538,910 options with 384,728 options vested as of December 31, 2018. Mr. Hayek was granted 1,538,910 options with 384,728 options vested as of December 31, 2018.

(3)	Appointed as Chairman and CEO on May 2, 2019. Mr. Schenk has been a director of the Company since April 3, 2019.

(4)	Appointed on September 29, 2018.

(5)	Appointed on August 29, 2018, resigned on May, 2, 2019.

(6)	Appointed on February 15, 2019.

Employment Agreements

On June 1, 2018, Driven Deliveries, Inc. entered into an employment agreement with Brian Hayek, with such employment to continue until terminated by either the Company or Mr. Hayek. As part of this agreement the Company will pay Mr. Hayek an annual salary of $150,000 and Mr. Hayek will also be entitled to participate in any equity incentive plans that the company offers. Mr. Hayek is eligible for annual bonuses, in the form of cash or common stock of the Company, upon achievement of certain milestones determined by the Company’s Compensation Committee.

In the event Mr. Hayek is terminated with or without cause, the Company shall pay to Mr. Hayek all accrued salary, vacation time and benefits through the date of termination. If Mr. Hayek is terminated without cause, Mr. Hayek shall receive a severance pay equal to one (1) year of his then base salary, paid over a twelve (12) month period, as well as a pro-rated bonus in an amount determined by the Board. In the event the Company terminates Mr. Hayek for cause the Company will have no further obligation to pay compensation of any kind (including any bonus or severance payment) or to make any payment in lieu of notice.

In addition, Mr. Hayek’s employment agreement contains confidentiality, non-competition and non-solicitation provisions.

Upon consummation of the reverse merger transaction in 2018, the obligations of the employment agreement were assumed by the Company.

On May 1, 2019 ( the “Effective Date”) the Company entered into an employment agreement with Christian L. Schenk pursuant to which Mr. Schenk is serving as the Company’s Executive Officer. Pursuant to this Agreement, Mr. Schenk is paid a salary of $2,000 per month. Mr. Schenk was also issued warrants to purchase 1,500,000 shares of the Company’s common stock at $.20 per share vesting monthly over 6 months; plus an additional warrant to purchase 500,000 shares of the Company’s common stock with no vesting period at the current market value upon successfully closing the Company’s pending business arrangement with Ganjarunner, plus an additional 1,000,0000 warrant shares with no vesting period at the current market value upon the Company’s successfully closing the Company’s pending business arrangement with a cannabis B2B transportation provider or other business as determined by the board of directors. All warrants granted under the employment agreement expire 7 years from the date the warrant is issued.

The initial term of the employment agreement is the sooner of six months from the Effective Date, or replacement of the employment agreement with a subsequent agreement. Either the Company or Mr. Schenk may terminate the employment agreement without cause by giving at least thirty (30) days’ written notice to the other party. The Company shall pay Mr. Schenk the base salary owed by the Company to him up to the date of termination. However, Mr. Schenk shall not be entitled to any additional or further compensation from the Company. This includes a complete forfeiture of all stock options and warrants which have not vested as of the date of termination with the exception of the 1,500,000 warrant shares that will immediately vest on the date or termination.

Mr. Schenk’s employment agreement contains confidentiality, non-competition and non-solicitation provisions.

On February 7, 2020, the Company entered into an employment agreement with Salvador Villanueva, the former Chief Executive Officer of Budee, to serve as President of the Company. Pursuant to this Executive Employment Agreement, Mr. Villanueva shall be responsible for all consumer-focused entities including, Ganjarunner, Mountain High, Budee and Weedwaves. Pursuant to the Executive Employment Agreement, the Company shall pay Mr. Villanueva an annual base salary of $30,000 and Mr. Villanueva shall be eligible to receive a performance bonus in amount up to $60,000 per year. Mr. Villanueva’s Employment Agreement has a two (2) year term. In the event the Company terminates Mr. Villanueva without cause, the Company shall pay to Mr. Villanueva his entire base salary for the term of the Executive Employment Agreement and full performance bonus compensation as if such performance objectives had been met. In addition, all issued but unvested stock options held by Mr. Villanueva at the time of termination shall immediately vest. In the event of termination due to death or disability, the Company will pay Mr. Villanueva, or his estate, his base salary under the Executive Employment Agreement, for a period of ninety (90) days from the date of termination and any earned but unpaid bonus sums. Additionally, 100% of the stock options set to vest in the year that such death or disability occurs shall so vest; and Mr. Villanueva, or his estate, will have until the end of the applicable option term to exercise all stock options.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers outstanding at December 31, 2019.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Christian Schenk	253,125	196,875	$0.04	December 28, 2021

Brian Hayek	769,455	769,455	$0.04	December 28, 2021

Director Compensation

Directors receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. During the fiscal year ended December 31, 2019, none of the Company’s directors received cash compensation.

Name and Principal Position	Year	Fees earned or paid in cash	Stock Awards (1)	Option Awards(2)	All Other Compensation	Total
Adam Berk	2019	—	—	$38,409	—	$38,409

Christian Schenk	2019	—	—	$38,425	—	$38,425

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of May 1, 2020, the number of shares of our common stock owned by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from May 1, 2020 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of May 1, 2020 have been exercised and converted. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Driven Deliveries, Inc., 134 Penn St El Segundo, CA 90245.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)		Percent of Outstanding Shares (%) (1)
Named Executive Officers and Directors:
Christian Schenk	4,175,000	(2)	5.91%
Salvador Villanueva	4,000,000	(3)	6.02%
Brian Hayek	5,563,338	(4)	8.19%
Adam Berk	225,000	(5)	0.34%
Christopher DeSousa	0		0%
Executive Officers and Directors as a group (5 persons)	13,963,338	(6)	19.31%

5% or greater stockholder
M2 Equity Partners LLC	14,898,024	(7)	22.42%
628 Enterprises	5,000,000		7.52%
Jeanette Villanueva	4,000,000		6.02%
Lisa Chow	4,000,000		6.02%
Matthew Atkinson	3,974,203		5.98%

(1)	Based upon 66,463,835 shares issued and outstanding as of May 1, 2020.

(2)	Represents 225,000 vested options to purchase common stock and 3,950,000 warrants to purchase common stock.

(3)	Represents 4,000,000 shares of common stock.

(4)	Represents 4,101,519 shares of common stock, 961,819 vested options to purchase common stock and 500,000 warrants to purchase common stock.

(5)	Represents 225,000 vested options to purchase common stock.

(6)	The Executive Officers and Directors as a group have 8,101,519 shares of common stock, 1,411,819 vested options to purchase common stock, and 4,450,000 warrants to purchase common stock.

(7)	Represents 8,398,024 shares of common stock and 6,500,000 warrants to purchase common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2018, to which we were a party or will be a party, in which:

●	the amounts exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in Item 11, Executive Compensation.

On April 1, 2019, the Company entered into a consulting agreement with M2 Equity Partners, LLC (“M2”). Under the consulting agreement, M2 is to provide various consulting services including assisting the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the company in the financial community and creating the foundation for subsequent financial public relations efforts as well as advising the Company in developing its business, and acting as the Company’s non-exclusive business consultant. Under the consulting agreement, the company pays M2 a monthly retainer of $20,000 and issued M2 500,000 warrants at a cashless exercise price of $.20 per share. The warrants terminate seven years from when they were issued. The termination date of the consulting agreement was six months from the date of the agreement.

On May 13, 2019 the consulting agreement with M2 was amended to provide that upon the successful closing of Mountain High Recreation by the Company, the Company shall issue 500,000 warrants to M2 which terminate 7 years from when they were issued, at a cashless exercise price of $.50 per share. Additionally, upon the successful closing of an acquisition, the Company shall issue M2 1,750,000 warrants at an exercise price equal to the then current private placement price.

On July 1, 2019, the consulting agreement with M2 was amended to provide that upon the successful closing of Mountain High Recreation by the Company, the Company shall issue to Consultant 1,000,00 warrants at a cashless exercise price of $.50 per share with the warrants terminating 7 years from their issuance and 3,000,000 (three million) warrants at a cashless exercise price of $.50 per share and a 7-year term for sales and sales training and leadership services to the Company:

On August 27, 2019, the Company entered into an amendment to the consulting agreement with M2 pursuant to which the termination date of the consulting agreement was extended through March 31, 2020. The amendment also acknowledged that all warrants issued under previous amendments were fully earned including but not limited to the 2,000,000 warrants at a cashless exercise price of $.20 per share and a 7-year term as amended and agreed on July 1, 2019; 1,000,000 warrants due to successful closing of Mountain High Recreation by Driven Deliveries at a cashless exercise price of $0.50 per share and a 7-year term; and 3,000,000 warrants at a cashless exercise price of. $.50 per share and a 7-year term due to successful achievement of sales, sales training, networking and leadership advisory services.

Additionally, Section 4.2 of the M2 Consulting Agreement was amended to provide that for undertaking the engagement the Company shall issue to M2, 2,500,000 warrants at a cashless exercise price of $.50 per share with the warrants having a 3 year term and being fully earned at the time of issuance. Matthew Atkinson is a member of M2 and owns approximately 5.98% of the Company’s common stock.

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000 in three equal installments, with the final installment advanced on October 30, 2019. The Note matures on August 28, 2020 and is the senior obligation of the Company. The Note’s principal balance of $1,000,000 bears interest at a rate of 10% per annum and interest payments are payable on a monthly basis. The funds from this loan were distributed in three parts with $333,333 being issued on August 30, 2019, September 30, 2019 and October 30, 2019. The principal of the note was amended on January 31, 2020 to be $2,635,000 with the full balance of the note received on February 14, 2020. As of December 31, 2019, the Company had received $1,497,000 in funds from the note. Pursuant to the Note, the Holder has the right to convert all or part of the Note to shares of common stock of the Company at a price equivalent to a value of $0.50 per share of common stock on an as-converted basis. As additional consideration, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The company also recognized a derivative liability in connection with the note valued at $306,762 as of December 31, 2019.

In addition, as an inducement to enter into the Note and to fund each advance thereunder, the Company entered into a security agreement with the Holder executed concurrently with the Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted the Holder a first priority security interest in certain assets of the Company (the “Collateral”) for the benefit of the Holder to secure the Company’s obligations under the Note. The occurrence of any event of default under the Note, as well as the Company’s failure to observe or perform its obligations under the Security Agreement and such failure goes uncured for five days after receiving notice, constitutes an event of default under the Security Agreement. If an event of default under the Security Agreement occurs, the Holder is entitled to certain rights, including the right to take possession of the Collateral and the right to operate the business of the Company using the Collateral. The Security Agreement terminates when all payments under the Note have been made in full. Matthew Atkinson, a member of M2 owns approximately 5.98% of the Company’s common stock.

On September 27, 2019, the Company entered into a settlement agreement with Chris Boudreau, the Company’s former Chief Executive Officer, pursuant to which the Company was required to repurchase 12,272,616 shares of the Company’s common stock from Mr. Boudreau at a per share purchase price of approximately $0.01, totaling an aggregate purchase price of $122,726 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company was required to pay Mr. Boudreau in twelve monthly installments of $10,227 starting October 1, 2019. Additionally, Mr. Boudreau also forfeited options to purchase an aggregate of 1,538,910 shares of the Company’s common stock and warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock. Mr. Boudreau also forfeited a $23,726 loan to the Company resulting in a gain on extinguishment of debt.

During the year ended December 31, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible Note in the principal amount of $188,743 with an interest rate of 10%. As of December 31, 2019, the amount due on this loan was $188,667. The note is convertible into shares of the Company’s equity securities at a price of $.50 per share or preferred stock designated by the parties in an amount equivalent to a value of $.50 per share on an as converted basis. The obligation of the Note is an obligation of the Company other than obligations specifically designated otherwise by the Company. In addition, the Company issued Mr. Hayek warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.50 per share which warrants terminate five years after their issuance.

On May 1, 2019, the Company entered into a consulting agreement with TruckThat LLC. Christian Schenk, the Company’s chairman of the board and Chief Executive Officer is an owner and managing member of TruckThat, LLC. Pursuant to the consulting agreement, TruckThat is providing the Company services as a strategic marketing and fundraising consultant. Pursuant to the consulting agreement the Company pays TruckThat $18,000 per month. The term of the consulting agreement is the sooner of six months from the effective date of the agreement or the replacement of the agreement with a subsequent agreement between the parties. Either party may terminate the consulting agreement with or without cause upon giving the other party thirty days prior written notice. The Company may terminate this Agreement immediately and without prior notice if TruckThat refuses to or is unable to perform the services or is in breach of any material provision of the Agreement. Upon termination of the consulting agreement the Company will pay within thirty days after the effective date of the termination all amounts owing to the TruckThat for services completed and accepted by the Company prior to the termination date and any related reimbursable expenses.

On December 1, 2019, the Company entered into an agreement with Teal Marketing LLC, an entity owned by Mrs. Maddie Schenk, the wife of our Chief Executive Officer and Director, Christian Schenk, for marketing services. As part of this agreement the Company will pay $9,000 per month. The Company will also issue 350,000 warrants to purchase the Company’s common stock. These warrants have an exercise price of $0.50, a term of three years, and will vest quarterly over two years. The Company’s contract with Teal Marketing LLC was terminated March 13, 2020.

On December 31, 2019, the Company entered into a loan agreement with a Director of the Company, Christian Schenk, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. In connection with this loan, the Company issued Mr. Schenk a secured convertible note. The note is convertible into equity of the Company at a valuation equal to a price of $.50 per share of common stock. The note was funded with the proceeds from $30,000 in accounts payable to Truck That, LLC and a check from Truck That, LLC in the amount of $20,000. In addition, the Company issued Mr. Schenk warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $.50 per share which warrants terminate five years after their issuance.

On February 28, 2020, in connection with the Merger Agreement with Budee Inc., the Company entered into a consulting agreement (the “Consulting Agreement”) with IP Tech Holding, Inc. (“Consultant”) at a monthly rate of $10,000 per month and with a two-year term, pursuant to which IP Tech Holding, Inc. shall provide certain consulting services including technology development support related to the acquired Budee intellectual property. Pursuant to the Merger Agreement, if Mr. Villanueva’s Executive Employment Agreement is terminated without cause, then Consultant shall receive its monthly compensation for the duration of the term of the Consulting Agreement. The Company’s president, Salvador Villanueva is the CEO of IP Tech Holding, Inc.

On March 13, 2020, Mr. Hayek transferred 5,000,000 shares of common stock into 628 Enterprises, an irrevocable blind trust for the benefit of Mr. Hayek's children.  Mr. Hayek and his spouse are not trustees or beneficiaries of 628 Enterprises.

Review, Approval or Ratification of Transactions with Related Persons

The Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations.

Director Independence

Our Board of Directors presently consists of four members. Our Board of Directors has determined that Adam Berk and Christopher DeSousa are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billable to us by Rosenberg Rich Baker Berman, P.A., or RRBB, during 2019 and 2018 for the audit of our annual financial statements for the fiscal year totaled approximately $81,791 and $16,000, respectively.

Audit-Related Fees

We incurred audit related fees of $46,500 in connection with the Ganjarunner audit.

Tax Fees

We incurred approximately $11,000 and $0 in fees for tax compliance, tax advice, or tax planning to Alexander Aronson Finning CPAs for the fiscal years ended December 31, 2019 and 2018, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1	Agreement and Plan of Merger and Reorganization between Results-Based Outsourcing Inc., Driven Acquisition Corp. and Driven by Deliveries, Inc. dated August 29, 2018 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2018).
2.2	Agreement and Plan of Merger, dated as of June 21, 2019, by and among Driven Deliveries, Inc., GR Acquisition, Inc., Ganjarunner, Inc. and Global Wellness, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2019).
2.3	Asset Purchase Agreement dated as of July 10, 2019, by and between Driven Deliveries, Inc. and Mountain High Recreation, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2019.
2.4

Agreement and Plan of Merger dated February 27, 2020 by and among Driven Deliveries, Inc. Budee Acquisition, Inc. and Budee, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9,2020).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 1, 2016).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2018).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 1, 2016).
3.4	Amendment to the Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2019).
4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018).
4.2	Senior Convertible Debenture dated August 28, 2019 from Driven Deliveries, Inc. issued to M2 Equity Partners
4.3	Senior Convertible Debenture dated December 31, 2019 from Driven Deliveries, Inc. issued to Brian Hayek
4.4	Senior Convertible Debenture dated December 31, 2019 from Driven Deliveries, Inc. issued to Christian Schenk
4.5	Senior Convertible Debenture dated January 31, 2020 from Driven Deliveries, Inc. issued to M2 Equity Partners.
10.1	2018 Employee, Director And Consultant Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2019).
10.2	Employment Agreement between Driven Deliveries, Inc., a Nevada company, and Brian Hayek dated as of June 1, 2018.
10.3	Consulting Agreement between the Driven Deliveries, Inc. and M2 Equity Partners, LLC, dated as of April 1, 2019.
10.4	Consulting Agreement between Driven Deliveries, Inc. and TruckThat LLC dated as of May 1, 2019.
10.5	Security Agreement between Driven Deliveries, Inc. and M2 Equity Partners dated August 28, 2019.
10.6	Consulting Agreement between Driven Deliveries, Inc. and Teal Marketing, LLC dated December 1, 2020
10.7	Security Agreement between Driven Deliveries, Inc. and Brian Hayek dated December 31, 2019.
10.8	Security Agreement between Driven Deliveries, Inc. and Christian Schenk dated December 31, 2019.
10.9	Employment agreement between Driven Deliveries, Inc., a Nevada company, and Salvador Villanueva dated 02/07/2020.
10.10	Consulting Agreement between Driven Deliveries, Inc. and IP Tech Solutions, LLC, dated February 7, 2020
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2019).
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certificate of Principal Executive and Financial and Accounting Officer

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: May 22, 2020		Driven Deliveries, Inc.

	By:	/s/ Christian Schenk
Christian Schen Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brian Hayek
Brian Hayek Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian Schenk	Chairman and Chief Executive Officer	May 22, 2020
Christian Schenk	(Principal Executive Officer)

/s/ Brian Hayek	Chief Financial Officer, Treasurer, Secretary
Brian Hayek	(Principal Financial and Accounting Officer)	May 22, 2020

/s/ Adam Berk	Director	May 22, 2020
Adam Berk

/s/ Christopher DeSousa	Director	May 22, 2020
Christopher DeSousa

DRIVEN DELIVERIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Driven Deliveries Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss for the year ended December 31, 2019 and a working capital deficit at December 31, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Somerset, New Jersey

May 22, 2020

DRIVEN DELIVERIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$266,869	$5,249
Accounts receivable	127,747	400
Due from merchant processor	206,734	-
Due from Affiliate	346,610	-
Inventory	149,946	-

TOTAL CURRENT ASSETS	1,097,906	5,649

Intangible assets	4,622,267	-
Excess purchase price over net liabilities acquired	1,271,718	-
Right of use asset	115,859	-
Fixed assets, net	81,839	24,344
Deposit	61,138	3,920

TOTAL ASSETS	$7,250,727	$33,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,700,653	$219,137
Income taxes payable	784,168	-
Settlement payable	352,272	-
Notes payable, net of debt discount of $480,108	1,016,892	150,000
Notes payable - related party, net of debt discount of $234,667	-	11,705
Deferred Rent	-	4,900
Lease liability	40,217	-
Derivative Liability	306,762	-
Acquisition liabilities	908,469	-

TOTAL CURRENT LIABILITIES	5,109,433	385,742

Lease liability - long term	76,264	-
Acquisition liabilities - long term	442,617	-

TOTAL LIABILITIES	5,628,314	385,742

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 40,961,054 and 39,000,000 shares issued and outstanding	4,096	4,088
Additional paid in capital	17,387,684	2,425,275
Accumulated deficit	(15,241,762)	(2,681,192)
Stock subscription receivable	-	(100,000)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,150,018	(351,829)

NON-CONTROLLING INTEREST	(527,605)	-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,622,413	(351,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,250,727	$33,913

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
REVENUE
Sales	$2,822,575	$(65,034)
Cost of goods sold	1,850,629	2,735
Gross Profit (Loss)	971,946	(67,769)

OPERATING EXPENSES
Professional fees	1,294,778	295,567
Compensation	9,941,497	2,029,434
General and administrative expenses	1,876,457	165,996
Sales and marketing	361,668	62,470
Total Operating Expenses	13,474,400	2,553,467

NET LOSS FROM OPERATIONS	(12,502,454)	(2,621,236)

OTHER EXPENSES
Interest expense	(368,713)	(7,581)
Gain on extinguishment of debt	25,582	-
Change in fair value of derivative liability	(1,338)	-
Total Other Expenses	(344,469)	(7,581)

Net loss before provision for income taxes	(12,846,923)	(2,628,817)

Provision for Income Taxes	241,252	-

NET LOSS	(13,088,175)	(2,628,817)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(527,605)	-

NET LOSS ATTRIBUTABLE TO DRIVEN DELIVERIES, INC. & SUBSIDIARY	$(12,560,570)	$(2,628,817)

Net loss per share - basic and diluted	$(0.28)	$(0.14)

Weighted average number of shares outstanding during the period - basic and diluted	46,898,066	18,992,967

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common		Additional Paid-in	Accumulated	Non- controlling	Stock Subscription	Total Stockholders’
	Shares	Par	Capital	Deficit	Interest	Receivable	Deficit

Balance December 31, 2017	-	$-	$-	$(52,375)	$-	$-	$(52,375)

Issuance of Founders’ shares	28,340,000	2,295	-	-	-	-	2,295

Recapitalization due to merger and forward stock split	6,310,000	1,224	(1,224)	-	-	-	-

Sale of common stock	5,725,014	519	724,481	-	-	-	725,000

Issuance of common stock for services	500,000	50	99,950	-	-	-	100,000

Issuance of options for services	-	-	226,530	-	-	-	226,530

Issuance of warrants for services	-	-	1,375,538	-	-	-	1,375,538

Stock subscription receivable	-	-	-	-	-	(100,000)	(100,000)

Net loss	-	-	-	(2,628,817)			(2,628,817)

Balance December 31, 2018	40,875,014	$4,088	$2,425,275	$(2,681,192)	$-	$(100,000)	$(351,829)

Sale of common stock	9,655,000	966	2,767,034	-	-	-	2,768,000

Cancelation of stock from legal settlement	(12,878,437)	(1,288)	(121,438)	-	-	-	(122,726)

Cancelation of stock from debt	(2,500,000)	(250)	250	-	-	-	-

Issuance of shares for services	100,000	10	49,990				50,000

Issuance of options for services	-	-	589,334	-	-	-	589,334

Issuance of warrants for services	-	-	7,047,596	-	-	-	7,047,596

Issuance of common stock for conversion of warrants	5,072,812	507	(507)	-	-	-	-

Warrants issued with notes			549,237	-	-	-	549,237

Intrinsic value of beneficial conversion feature	-	-	108,047	-	-	-	108,047

Issuance of common stock and warrants for cancellation of debt	636,665	63	106,130	-	-	-	106,193

Proceeds from stock subscription receivable	-	-	-	-	-	100,000	100,000

Issuances of common stock for acquisition	2,960,769	296	2,209,704	-	-	-	2,210,000

Amendment to purchase agreement	(2,960,769)	(296)	1,657,032	-	-	-	1,656,736

Net loss	-	-	-	(12,560,570)	(527,605)	-	(13,088,175)

Balance December 31, 2019	40,961,054	$4,096	$17,387,684	$(15,241,762)	$(527,605)	$-	$1,622,413

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,088,175)	$(2,628,817)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	(25,582)	-
Stock based compensation	7,686,930	1,704,363
Amortization of right-of-use asset	271,651	-
Amortization of debt discount	306,786	-
Depreciation and amortization expense	407,611	4,713
Change in fair value of derivative liability	1,388	-
Changes in operating assets and liabilities
Inventory	(10,929)	-
Settlement payable	102,272	-
Deposit	(57,218)	-
Accounts payable and accrued compensation	1,476,540	202,993
Due from Affiliate	(346,610)	-
Income taxes payable	235,168	-
Accounts receivable	(127,347)	(400)
Due from Merchant Processor	(206,734)	-
Deferred Rent	-	4,900
Cash paydowns of lease liability	(276,551)	-
Net Cash Used In Operating Activities	(3,650,850)	(712,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	123,088	-
Cash used in acquisition	(350,000)	-
Cash outlay for deposit	-	(3,920)
Purchase of fixed assets	(52,305)	(28,472)
Payments on acquisition liabilities	(320,000)	-
Net Cash Used In Investing Activities	(599,217)	(32,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock receivable	100,000	-
Proceeds from loan payable	1,497,000	100,000
Repayments of loan payable	(50,000)	(25,000)
Proceeds from loan payable - related party	205,393	11,705
Repayments of loan payable - related party	(8,705)	-
Common Stock issued for cash	2,768,000	625,000
Net Cash Provided By Financing Activities	4,511,688	711,705

NET INCREASE (DECREASE) IN CASH	261,620	(32,935)

CASH AT BEGINNING OF PERIOD	5,249	38,184

CASH AT END OF PERIOD	$266,869	$5,249

Supplemental cash flow information:
Cash paid for income taxes	$-
Cash paid for interest expense	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Receivable for Common Stock issued	$-	$100,000
Warrants and acquisition consideration - business combination	$2,802,254	$-
Warrants and acquisition consideration - asset acquisition	$2,641,000	$-
Issuance of common stock and warrants for cancellation of debt	$106,193	$-
Lease liability recognized from right of use asset	$393,032	$-
Debt discount on conversion feature	$413,471	$-
Conversion of accounts payable to notes payable related party	$30,000	$-
Debt Discount from warrants	$549,237	$-

See accompanying notes to the consolidated financial statements.

DRIVEN DELIVERIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview

Driven Deliveries Inc. (formerly Results-Based Outsourcing Inc) (the “Company” or “Driven”), formed on July 22, 2013, is engaged in providing delivery services of legal cannabis products to consumers in California.

On August 29, 2018, Driven Deliveries, Inc., a Nevada company (“Driven Nevada”), was acquired by Results-Based Outsourcing as part of a reverse merger transaction. As consideration for the merger, Results-Based Outsourcing issued the equity holders of Driven Nevada an aggregate of 30,000,000 post-split shares of their common stock. Following the merger, the Company adopted the business plan of Driven Nevada as a delivery company focused on deliveries for consumers of legal cannabis products, in California. The merger was accounted for as a recapitalization of the Company, therefore the financial statements as presented in this report include the historical results of Driven Nevada.

In June 2019, the Company completed its acquisition of Ganjarunner, Inc. and Global Wellness, LLC, which are engaged in the business of providing delivery services of legal cannabis products to consumers in California. See Note 4 – Merger and Asset Purchase Agreement below for more information on the acquisition.

In July 2019, the Company entered into an Asset Purchase Agreement with Mountain High Recreation, Inc., in which the Company acquired certain limited assets from Mountain High Recreation, Inc. See Note 4 – Merger and Asset Purchase Agreement for more information on the asset purchase.

In September 2019 we entered into a Joint Venture agreement with Budee, Inc. to expand our operations and engaged in the business of providing delivery services of legal cannabis products to the consumer in California. See Note 5 – Joint Venture for more information on the Joint Venture.

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include: changes in the cannabis regulatory environment and competition from larger more well-funded companies. These adverse conditions could affect the Company’s financial condition and the results of its operations.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced in Wuhan, China. This virus continues to spread around the world, resulting in business and social disruption. The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The operations and business results of the Company could be materially adversely affected. Employers are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. The extent to which the coronavirus may impact business activity or results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

NOTE 2 – GOING CONCERN ANALYSIS

Going Concern Analysis

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the year ended December 31, 2019, the Company had a net loss of $13,088,175 and working capital deficit of $4,011,527. The Company will require additional capital in order to continue its operations in the normal course of business. Management has concluded that due to these conditions, there is substantial doubt about the company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for one year from the issuance of these financial statements.

Management’s plans include raising capital through the sale of debt and/or equity. The Company’s ability to continue as a going concern is dependent upon its ability to raise capital to implement the business plan, generate sufficient revenues and to control operating expenses. While we believe in the viability of our strategy to generate sufficient revenue, control costs and the ability to raise additional funds, there can be no assurances that our strategy will be successful. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the accounts of Driven Deliveries, Inc., and its wholly owned subsidiaries, Ganjarunner, Inc. and Global Wellness, LLC and its 51% owned Joint Venture Ganjabudee, Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31 2019, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for vehicles and computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years for computer equipment and five years for vehicles. Depreciation expense was $25,203 and $4,713 for the years ended December 31, 2019 and 2018, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or net realizable value, on an average cost basis. Inventory is determined to be saleable based on demand forecast within a specific time horizon. Inventory in excess of saleable amounts is considered obsolete, at which point it is written down to its net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.

Intangible Assets

The Company’s intangible assets include the following:

	Value	Estimated Life
Trade Names / Trademarks	$1,823,638	10
IP/Trade Secrets	1,782,444	5
License	656,221	15
Non-Compete Agreements	219,267	2
Customer Relations	140,697	7
Total Intangible Assets	$4,622,267

There was no impairment recorded to intangible assets as of December 31, 2019. Amortization expense was $394,448 and $0 for the year ended December 31, 2019 and 2018, respectively.

Cost of Sales

Cost of goods sold consists of:

Product costs: Product costs include the purchase price of products sold, which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for inventory.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $361,668 and $62,470 for the years ended December 31, 2019 and 2018, respectively.

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

The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Due to the lack of sufficient trading history, the Company benchmarked their volatility to similar companies in a similar industry over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accounts receivables, and accrued expenses approximate their fair value because of the short maturity of those instruments.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(306,762)	$-	$-	$(306,762)	$(306,762)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2019:

For the Year Ended
December 31, 2019
Balance, December 31, 2018	$-
Initial recognition of conversion feature	-
Debt Discount	305,424
Change in fair value of derivative liabilities	(1,338)
Balance, December 31, 2019	$306,762

The level 3 financial instruments consist of embedded conversion features. The fair value of these embedded conversion features are estimated using a Black Scholes valuation model. The fair value of the derivative features on were calculated using a Black-Scholes option model valued with the following assumptions:

December 31, 2019
Exercise price	$0.50
Risk free interest rate	1.52-1.81%
Dividend yield	0.00%
Expected volatility	93-109%
Contractual term	0.91-1.37 Years

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar expected term on the date of measurement.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ expected term.

Expected term: The Company’s expected term is based on the remaining contractual maturity of the warrants.

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

The most sensitive unobserved inputs used in valuing derivative instruments are volatility and market price. Significant changes in either of these inputs could have a material effect on the fair value measurement of the derivative instruments.

During the year ended December 31, 2019, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $1,338 relating to the change in fair value, respectively.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Delivery Income

The Company has three contracts with different customers with the same terms. All of these qualify as contracts since they have been approved by both parties, have identifiable rights and payment terms regarding the services to be transferred, have commercial substance, and it is probable that the entity will collect the consideration in exchange for the services.

Product Sales

The Company performs retail sales directly to customers. In these sales there is no formal contract with the customer. These sales have commercial substance and there are no issues with collectability as the customer pays the cost of the goods at the time of purchase or delivery.

2)	Identify the performance obligations in the contract

Delivery Income

The Company’s performance obligations are to (1) deliver cannabis in compliance with California law, and (2) provide a platform to sell the retailer’s or their own products. These items represent performance obligations since they are distinct services and are distinct in the context of the contract.

Product Sales

The Company sells its products directly to consumers. In this case these sales represent a performance obligation with the sales and any necessary deliveries of those products.

3)	Determine the transaction price

Delivery Income

The company will perform delivery services in exchange for a flat fee per delivery. As mandated by The California Bureau of Cannabis Control, delivery drivers are required to be on the payroll of a licensed retailer. In order to fulfill the performance obligation, delivery drivers are included on the payroll of the customer, and the Company reimburses the customer for the drivers’ wages at a premium. The cost of paying the drivers are considered a cost to fulfill a contract for which the Company receives no benefit, so it is consideration payable to the customer, which is considered in determining the transaction price. In addition, the company currently nets the amounts owed by the customers for deliveries with the amounts owed to the customers for drivers’ wages. As such, the company reduces the delivery fee by the drivers’ wages to determine the transaction price. These elements of the transaction price are based on variable consideration determined to be constrained and are recognized as of the later of when the service is rendered or when the Company pays or promises to pay the consideration, which will generally be on a monthly basis. If the cost of the drivers’ wages exceeds the total fees for delivery, the company would present a net negative revenue. For the year ended December 31, 2018, the company shows net negative revenue related to delivery of cannabis.

Commission Income

The transaction price of the commissions is a variable consideration as the price is determined to be 10% of a delivered sale from an order generated on the Company’s online platform. The variable consideration is also constrained as the amount of the consideration is dependent on the cost of the products purchased; and is further constrained as the company has little history to predict the amount to be recognized. Transaction price for the commissions will be determined as the company satisfies the performance obligation. During 2019 the company discontinued earning commission income.

Product Sales

The sales that are done directly to the customer have no variable consideration or financing component. The transaction price is the cost that those goods are being sold for plus any additional delivery costs.

Excise Tax

As part of the Company’s sales, the company collects an excise tax. The amount of tax collected is based on state and local laws.

4)	Allocate the transaction price to performance obligations in the contract

Delivery Income

The Company will allocate the transaction price of the delivery fees and to the deliveries that they perform separately for the customer.

Commission Income

The transaction price of the commissions will be allocated per each sale that the Company generates for a retailer that is delivered.

Product Sales

For the goods that the Company sells directly to customers, the transaction price is allocated between the cost of the goods and any delivery fees that may be incurred to deliver to the customer.

Excise Tax

The tax collected is allocated to the transactions that the tax was collected from.

5)	Recognize revenue when or as the Company satisfies a performance obligation

Delivery Income

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

Product Sales

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

Excise Tax

The Company recognizes the revenue when the tax is collected and the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the year ended December 31, 2019	Revenue for the year ended December 31, 2018
Delivery Income	$139,323	43,468
Dispensary Cost Reimbursements	(126,093)	(114,574)
Delivery Income, net	13,230	(71,106)
Product Sales	2,498,164	-
Commission Income	821	6,072
Excise Tax and Regulatory and Compliance fees	310,360	-
Total	$2,822,575	(65,034)

Due to this reduction of revenue from the reimbursement of wages for the delivery couriers, the Company is presenting a net negative revenue for the year ended December 31, 2018.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 35 months to 37 months. Current facility leases include our offices in El Segundo California, Gardena California, and Sacramento California. Lease costs were $280,375 for the year ended December 31, 2019. There was no sublease rental income for the year ended December 31, 2019 and 2018.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2019 and 2018 for all leases that commenced prior to that date.

Lease Costs

Year Ended December 31, 2019
Components of total lease costs:
Operating lease expense	$280,375
Total lease costs	$280,375

Lease Positions as of December 31, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

December 31, 2019
Assets
Right of use asset	$115,859
Total assets	$115,859

Liabilities
Operating lease liabilities – short term	$40,217
Operating lease liabilities – long term	76,264
Total lease liability	$116,481

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	3.58
Weighted average discount rate – operating lease	10.91%

Cash Flows

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$271,651
Cash paydowns of operating liability	$(276,551)
Supplemental non-cash amounts of lease liabilities arising from obtaining
ROU assets	$(387,510)
Lease Liability	$393,032

The future minimum lease payments under the leases are as follows:

2020	$230,076
2021	230,543
2022	231,678
2023	39,178
Total future minimum lease payments	731,475
Lease imputed interest	145,594
Total	$585,881

Excise and Sales Tax

The State of California and various local governments impose certain excise and state and local taxes on product sales. The Company’s policy is to include excise taxes as part of sales and cost of sales. The Company’s policy for various state and local sales taxes are to exclude them from revenue and cost of sales.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2019 and 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

We include interest and penalties assessed by income taxing authorities in income tax expense as incurred.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2019, common stock equivalents are comprised of 29,243,750 warrants and 7,879,933 options.

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented or entered into after, the beginning of the earliest comparative period presented in the financial statements. This standard was adopted by the Company on January 1, 2019. The adoption of this standard lead to the Company recognizing a lease liability and right of use assets on the Company’s consolidated financial statements and related disclosures. The adoption of Topic 842 resulted in the recognition of an operating ROU asset and operating lease liability of $387,510 and $393,032, respectively as of January 1, 2019.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 4 – MERGER AND ASSET PURCHASE AGREEMENTS

Ganjarunner Merger

On June 21, 2019, the Company, GR Acquisition, Inc. (“GRA”), a Nevada corporation, Ganjarunner, Inc. (“Ganjarunner”), a California corporation, and Global Wellness, LLC (“GW”), a California limited liability company, (Ganjarunner and GW are hereafter referred to collectively as “GR/GW”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which GR/GW shall merge with and into GRA, with GRA continuing as the surviving entity and wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on June 24, 2019 (the “Closing Date”). Pursuant to the Merger Agreement, the Company agreed to pay to GR/GW $1,000,000, $150,000 of which has already been paid to GR/GW with $300,000 to be paid in two equal tranches of $150,000 whereby each tranche is subject to GRA’s achievement of certain milestones. (i) $350,000 at the earlier to occur of the 6-month anniversary of the Closing Date or upon the Company raising additional funding of at least $2,000,000 and (ii) $300,000 at the end of the 24-month anniversary of the Closing Date. In addition, as further consideration, the Company issued to GR/GW’s founders 1,000,000 shares of the Company’s common stock on the Closing Date and shall make two additional issuances of 2,000,000 shares of common stock on the 12-month and 24-month anniversaries of the Closing Date, with each respective issuance contingent upon GRA’s achievement of certain milestones as set forth in the Merger Agreement.

On October 4, 2019, the Company amended the Merger Agreement with GR/GW. As part of this amendment, the Company will 5,000,000 warrants to purchase shares of the Company’s common stock to GR/GW. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon common stock consideration of 5,000,000 shares and eliminated the contingencies related to achieving certain milestones as set forth in the initial merger agreement.

Following the closing of the transaction, Ganjarunner’s financial statements as of the Closing Date are consolidated with the Consolidated Financial Statements of the Company.

The following presents the unaudited pro-forma combined results of operations of the Company with the Ganjarunner Business as if the entities were combined on January 1, 2018.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Gross Revenue	$4,420,265	2,011,758
Gross Profit	$1,118,535	1,072,235
Net loss	$(13,088,173)	(2,879,370)
Net loss per share	$(0.28)	(0.15)
Weighted average number of shares outstanding	46,898,066	18,992,697

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018, or to project potential operating results as of any future date or for any future periods.

The following presents the consideration paid for the acquisition of Ganjarunner and the preliminary purchase price allocation. These amounts are provisional and may be adjusted during the measurement period.

Purchase Price
Purchase Price	$2,987,254
Total purchase price	$2,987,254

Allocation of purchase price
Tangible Assets/ (Liabilities)	$(459,464)
Trade Names / Trademarks	877,000
IP/Trade Secrets	801,000
License	306,000
Non-Compete Agreements	39,000
Customer Relationships	152,000
Goodwill (incl. trained and assembled workforce)	1,271,718
Total allocation of purchase price	$2,987,254

Mountain High Asset Purchase

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

Pursuant to the Agreement, the Company agreed to pay to MH the following: $200,000 at Closing, $150,000 on or before December 20, 2019, $150,000 on or before March 31, 2020, $250,000 at the end of the twelfth (12th) month (on a rolling basis) following the Closing Date and $250,000 at the end of the twenty-fourth (24th) month (on a rolling basis) following the Closing Date. In addition, at Closing, the Company issued to MH 1,000,000 shares of its common stock. At the end of the twelfth month (on a rolling basis) from the Closing Date, the Company agreed to issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement and exercisable for a period of three (3) years from the date of issuance (the “2020 Warrants”). At the end of the twenty-fourth month (on a rolling basis) from the Closing Date, the Company shall issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement price, exercisable for a period of three (3) years from the date of issuance (the “2021 Warrants”). The 2020 Warrants and 2021 Warrants are subject to adjustment, based on the amount of gross revenue the Company recognized in connection with the Assets.

On October 4, 2019, the Company amended the Asset Purchase Agreement with Mountain High Recreation, Inc. As part of this amendment, the Company will issue 5,000,000 warrants to purchase shares of the Company’s common stock to Mountain High Recreation, Inc. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon share and warrant consideration and eliminated the contingencies related to the gross revenue recognized in connection with the assets.

The following presents the consideration paid for the asset acquisition of Mountain High Recreation, Inc. and the preliminary purchase price allocation. These amounts are provisional and may be adjusted during the measurement period.

Purchase Price
Purchase Price	$2,841,715
Total purchase price	$2,841,715

Allocation of purchase price
Trade Names / Trademarks	$1,041,962
IP/Trade Secrets	1,177,060
License	372,684
Non-Compete Agreements	250,009
Total allocation of purchase price	$2,841,715

NOTE 5 – JOINT VENTURE

On September 30, 2019, the Company entered into a joint venture agreement (the “JV Agreement”) with Budee, Inc., (“Budee’), a privately-held company involved in the delivery of cannabis-related products in California, pursuant to which the parties formed a joint venture company, GanjaBudee Inc., a Nevada Corporation (“GB”), in anticipation of a merger between the parties (the “GanjaBudee Merger’). GB is a separate and independent entity from either party with its own management team and Board of Directors and is owned 51% by the Company and 49% by Budee. The term of GB will continue until such GanjaBudee Merger is effective or any definitive agreement for such GanjaBudee Merger is terminated but in any case will not be for a period of more than sixty months, subject to a mutual extension agreed to by the parties. As part of this joint venture the company recognized a loss attributable to non-controlling interest of $527,605.

In connection with the JV Agreement, the Company and Budee agreed to share certain expenses between the Company and Budee, Inc. The company is also allowed to charge an additional 10% fee on any of these charged back expenses. The Company charged back expenses to Budee totaling $96,610. In addition, pursuant to the JV Agreement the Company agreed to pay certain obligations of Budee Inc. of $250,000. This has resulted in a “Due from Affiliate” on the Company’s Balance Sheet of $346,610 as of December 31, 2019.

NOTE 6 – NOTES PAYABLE

On November 7, 2017 the Company issued a promissory note for $75,000 that accrues interest of 6% annually. The promissory note is due on the earlier of January 31, 2018 or in the event of default, as such term is defined in the agreement. The terms of the promissory note provide that the principal amount of the note is convertible into the same security that is sold and issued in the next Qualified Financing Round completed by the Company, except that the conversion price shall be at a ten percent (10%) discount to the equity price per share raised in such Qualified Financing Round. Qualified Financing Round is defined as an equity financing of the Company that is consummated during the term of the promissory note which results in gross proceeds of not less than $925,000. The note was fully paid off in January 2019.

On February 1, 2018, the Company entered into a convertible bridge loan agreement providing for a loan in the principal amount of $50,000 to the Company. The loan bears interest at the rate of 6% annually and is convertible into shares of the Company’s common stock at a 10% discount to the equity price per share that is sold and issued in the next Qualified Financing Round completed by the Company. Qualified Financing Round is defined as an equity financing of the Company that is consummated during the term of the loan which results in gross proceeds of not less than $925,000. In connection with the loan, the Company issued to the lender a three-year warrant to purchase 12,500 shares of common stock of the Company at an exercise price of $0.50 per share. The bridge loan was due on March 31, 2018. In March 2019, the Company entered into a debt cancellation agreement with the lender pursuant to which the Company agreed to issue to the lender 375,000 shares of the Company’s common stock and a three year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.20. The Company recorded a loss on extinguishment of debt of $225 related to the cancellation.

On October 25, 2018, the Company issued a convertible promissory note in the principal amount of $50,000 which is convertible into shares of the Company’s common stock at a price of $0.20 per share. This note accrues interest of 8% annually and had a maturity date of October 25, 2019. During the second quarter of 2019, the note was converted into 261,665 shares of the Company’s common stock.

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000 in three equal installments, with the final installment advanced on October 30, 2019. The Note matures on August 28, 2020 and is the senior obligation of the Company. The Note’s principal balance of $1,000,000 bears interest at a rate of 10% per annum and interest payments are payable on a monthly basis. The funds from this loan were distributed in three parts with $333,333 being issued on August 30, 2019, September 30, 2019 and October 30, 2019. The principal of the note was amended on January 31, 2020 to be $2,635,000 with the full balance of the note received on February 14, 2020. This amendment also changed the maturity date of the note to February 14, 2021. As of December 31, 2019, the Company had received $1,497,000 in funds from the note. Pursuant to the Note, the Holder has the right to convert all or part of the Note to shares of common stock of the Company at a price equivalent to a value of $0.50 per share of common stock on an as-converted basis. As additional consideration, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The company also recognized a derivative liability in connection with the note valued at $306,762 as of December 31, 2019.

In addition, as an inducement to enter into the Note and to fund each advance thereunder, the Company entered into a security agreement with the Holder executed concurrently with the Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted the Holder a first priority security interest in certain assets of the Company (the “Collateral”) for the benefit of the Holder to secure the Company’s obligations under the Note. The occurrence of any event of default under the Note, as well as the Company’s failure to observe or perform its obligations under the Security Agreement and such failure goes uncured for five days after receiving notice, constitutes an event of default under the Security Agreement. If an event of default under the Security Agreement occurs, the Holder is entitled to certain rights, including the right to take possession of the Collateral and the right to operate the business of the Company using the Collateral. The Security Agreement terminates when all payments under the Note have been made in full. Matthew Atkinson, a member of M2 owns approximately 5.98% of the Company’s common stock.

On September 27, 2019, the Company entered into a settlement agreement with Chris Boudreau, the Company’s former Chief Executive Officer, pursuant to which the Company was required to repurchase 12,272,616 shares of the Company’s common stock from Mr. Boudreau at a per share purchase price of approximately $0.01, totaling an aggregate purchase price of $122,726 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company was required to pay Mr. Boudreau in twelve monthly instalments of $10,227 starting October 1, 2019. As of December 31, 2019, the Company is in default on these payments. Additionally, Mr. Boudreau also forfeited options to purchase an aggregate of 1,538,910 shares of the Company’s common stock and warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock. Mr. Boudreau also forfeited a $23,726 loan to the Company resulting in a gain on extinguishment of debt.

During the year ended December 31, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible Note in the principal amount of $188,743 with an interest rate of 10%. As of December 31, 2019, the amount due on this loan was $184,667. The note is convertible into shares of the Company’s equity securities at a price of $.50 per share or preferred stock designated by the parties in an amount equivalent to a value of $.50 per share on an as converted basis. The obligation of the Note is an obligation of the Company other than obligations specifically designated otherwise by the Company. In addition, the Company issued Mr. Hayek warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.50 per share which warrants terminate five years after their issuance. As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature leading to a debt discount of $86,632 as of December 31, 2019.

On December 31, 2019, the Company entered into a loan agreement with a Director of the Company, Christian Schenk, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. In connection with this loan, the Company issued Mr. Schenk a secured convertible note. The note is convertible into equity of the Company at a valuation equal to a price of $.50 per share of common stock. The note was funded with the proceeds from $30,000 in accounts payable to Truck That, LLC and a check from Truck That, LLC in the amount of $20,000 (see Note 9). In addition, the Company issued Mr. Schenk warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $.50 per share which warrants terminate five years after their issuance. As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature leading to a debt discount of $21,415 as of December 31, 2019.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the year ended December 31, 2019, the company issued 9,655,000 shares of common stock for cash of $2,768,000, 100,000 shares were issued for services, 636,665 shares of common stock for conversion or cancellation of debt, 5,072,812 shares from the exercise of warrants, and 18,339,206 shares were cancelled.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock has been designated and none are issued and outstanding.

Warrants

There were 29,243,750 warrants outstanding as of December 31, 2019. The fair value of each stock warrant granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.10 - $0.50
Expected dividend yield	0%
Risk free interest rate	1.42% - 2.66%
Expected life in years	3-7
Expected volatility	134% - 158%

There were 9,131,250 warrants outstanding as of December 31, 2018. The fair value of each stock warrant granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.10 - $0.50
Expected dividend yield	0%
Risk free interest rate	2.33% - 3.05%
Expected life in years	3-7
Expected volatility	134% - 158%

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants
Outstanding January 1, 2018	18,750	$0.50	2.85
Granted	9,112,500	0.19	3.83
Outstanding December 31, 2018	9,131,250	0.19	3.83
Granted	27,658,000	0.44	4.29
Forfeited	(7,545,500)	0.34	4.48
Outstanding December 31, 2019	29,243,750	$0.39	4.10

During the first quarter of 2019, the Company issued warrants to purchase an aggregate of 1,558,000 shares of common stock of the Company at an exercise price of $0.10 per share. The warrants may be exercised on a cashless basis and have a term of five and seven years. The warrants were issued for consulting services.

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

During the fourth quarter of 2019, the Company issued warrants to purchase an aggregate of 12,600,000 shares of common stock of the Company with an exercise price of $0.50 per share. The warrants may be exercised on a cashless basis and have a term of three or five years. The warrants were issued for consulting services, as compensation, in connection with notes, as part of a merger, and an asset purchase agreement.

The company recognized a stock compensation expense of $7,047,596 year ended December 31, 2019, related to warrants.

Options

There were 7,879,933 options outstanding as of December 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.10 - $0.50
Expected dividend yield	0%
Risk free interest rate	1.49% - 2.63%
Expected life in years	7
Expected volatility	153% - 157%

There were 4,854,692 options outstanding as of December 31, 2018. The fair value of each stock option granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.40
Expected dividend yield	0%
Risk free interest rate	2.50%
Expected life in years	3
Expected volatility	157%

A summary of options issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value
Options
Outstanding January 1, 2018	-	$-	-	$-
Granted	4,854,692	0.04	3.00	0.19
Outstanding December 31, 2018	4,854,692	0.04	3.00	0.19
Granted	6,210,022	0.16	5.13	0.24
Forfeited	(3,184,781)	0.19	3.53	0.19
Outstanding December 31 2019	7,879,933	$0.14	4.74	$0.24

Nonvested Shares	Shares
Nonvested at January 1, 2018	-
Granted	4,854,692
Vested	(1,213,673)
Forfeited	-
Nonvested at December 31, 2018	3,641,019
Granted	6,210,022
Vested	(2,840,194)
Forfeited	(3,184,781)
Nonvested at December 31, 2019	3,826,066

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

During the fourth quarter of 2019, the Company issued no stock options.

The company recognized a stock compensation expense of $589,334 respectively for the year ended December 31, 2019, related to stock options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 15, 2018, the Company entered into a three (3) year lease to rent office space for its principal executive office, with an effective date of June 1, 2018. The lease provides for monthly rent of $2,800 per month for the first year of the lease, $3,780 per month for the second year and $3,920 per month for the third year. The Company is also required to pay a monthly common area maintenance fee of $420. As of December 31, 2019, this lease has been terminated.

On February 1, 2019, the Company entered into a twelve-month lease for office space in Las Vegas, Nevada. The lease requires a monthly payment of $1,764 and terminates on February 14, 2020. This lease has been terminated.

In February 2019, Driven entered into a 2-year Operating Agreement within the joint venture CA City Supply, LLC in an attempt to gain exposure in a new area and create a location for operations out of California City, CA. Under Driven management, CA City Supply was selected as 1 of 3 licensee applicants to receive a non-storefront retail & delivery license in April of 2019. Unfortunately, all members of the LLC have opted out of the Operating Agreement early and Driven has withdrawn from ownership due to changes in local regulations.

The Company assumed a five (5) year lease, with an effective date of June 24, 2019, the acquisition of Ganjarunner. The lease provides for monthly rent of $3,113 per month through July 31, 2021, $3,206 per month through July 31, 2022 and $3,302 per month through July 31, 2023.

On February 22, 2019, the Company entered into a consulting agreement for public and media relations services. As part of this agreement the Company will pay $4,000 per month to the consultant. This agreement has been terminated.

On March 7, 2019, the Company entered into a consulting agreement for business advisory services. Pursuant to the terms of the consulting agreement, the Company agreed to pay cash compensation of $10,417 per month. The Company also agreed to pay a one-time payment of $5,000 within 5 days of the execution of the agreement. The Company also agreed to issue the consultant 125,000 options to purchase shares of the Company’s common stock, which options will vest quarterly over a 3 year period. This agreement has been terminated.

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

On July 10, 2019 (the “Closing Date”), the Company and Mountain High Recreation, Inc. (“MH”), a California corporation, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company acquired certain limited assets from MH as specified in the Purchase Agreement, which included (i) the option to purchase to MH’s California Cannabis - Retailer Nonstorefront License (ii) the option to purchase a certain real property lease located at 8 Light Sky Ct, Sacramento, CA 95828 associated with that certain license, (iii) the right to use all trademarks and intellectual property associated with the MH brand (the “Assets”). The Company assumed no liabilities of MH. The transactions contemplated by the Purchase Agreement closed on July 10, 2019 (the “Closing”).

Pursuant to the Amended Agreement, the Company agreed to pay to MH the following: $200,000 at Closing, $150,000 on or before December 20, 2019, $150,000 on or before March 31, 2020, $250,000 at the end of the twelfth (12th) month (on a rolling basis) following the Closing Date and $250,000 at the end of the twenty-fourth (24th) month (on a rolling basis) following the Closing Date. On October 4, 2019, the Company amended the Asset Purchase Agreement with Mountain High Recreation, Inc. As part of this amendment, the Company will issue 5,000,000 warrants to purchase shares of the Company’s common stock to Mountain High Recreation, Inc. These warrants have a term of three years and an exercise price of $0.50. These warrants will replace the previously agreed upon share consideration and eliminated the contingencies related to the gross revenue recognized in connection with the assets.

Pursuant to the Merger Agreement with GR/GW, the Company agreed to pay to GR/GW $1,000,000, $150,000 of which has already been paid to GR/GW with $300,000 to be paid in two equal tranches of $150,000 whereby each tranche is subject to GRA’s achievement of certain milestones. (i) $350,000 at the earlier to occur of the 6-month anniversary of the Closing Date or upon the Company raising additional funding of at least $2,000,000 and (ii) $300,000 at the end of the 24-month anniversary of the Closing Date. On October 4, 2019, the Company amended the Merger Agreement with GR/GW. As part of this amendment, the Company has issued 5,000,000 warrants to purchase shares of the Company’s common stock to GR/GW. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon common stock consideration of 5,000,000 shares and eliminated the contingencies related to achieving certain milestones as set forth in the initial merger agreement.

On September 27, 2019, the Company entered into a settlement agreement with Chris Boudreau, the Company’s former chief executive officer, pursuant to which the Company was required to repurchase 12,272,616 shares of the Company’s common stock from Mr. Boudreau at a per share purchase price of approximately $0.12, totaling an aggregate purchase price of $122,726 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company was required to pay Mr. Boudreau in twelve monthly installments of $10,227 starting October 1, 2019. As of December 31, 2019, the Company is in default on these payments. Additionally, Mr. Boudreau will also forfeit options to purchase an aggregate of 1,538,910 shares of the Company’s common stock and warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock. Mr. Boudreau also forfeited a $23,726 loan to the Company resulting in a gain on extinguishment of debt.

Carla Baumgartner, Chris Haas, and Eric Steele (“Plaintiff”) filed a Complaint against Driven Deliveries, Inc. (“Driven”), and Brian Hayek and Christian Schenk, individually, on November 26, 2019 in San Diego County Superior Court, Case No. 37-2019-00063208. In June 2019, Driven entered into a Merger Agreement with Ganjarunner, Inc. (“Ganjarunner”), whereby Driven acquired Ganjarunner. Plaintiffs, the former owners of Ganjarunner, allege in their First Amended Complaint causes of action for Breach of the Merger Agreement, Fraudulent Inducement, Fraudulent Concealment, Negligent Misrepresentation, Breach of Fiduciary Duty, Violation of Corporate Code § 25401, Conversion, Unfair Competition, and Violation of Penal Code §496. On February 18, 2020, Driven filed a Demurrer to Plaintiffs’ First Amended Complaint challenging seven of Plaintiffs’ nine causes of action. The hearing on the demurrer, original set for May 1, 2020, has been continued indefinitely due to Court closures. The Company intends to vigorously defend against this action.

In February 2020 Irth Communications, LLC filed a complaint in the Superior Court of California, County of Los Angeles, against the Company. The complaint alleges that pursuant to a services agreement the Company issued Irth 500,000 shares of its common stock to Irth but the Company breached this agreement because according to the complaint, the Company has refused to authorized its transfer agent to remove the restrictive legend on the Shares. Among other remedies, Irth seeks at least $1,130,000 in compensatory damages, attorneys’ fees, and injunctive relief. The Company is reviewing the Complaint and intends to defend itself vigorously.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2018, the Company entered into a loan agreement with the Company’s chief financial officer (“CFO”), Brian Hayek, pursuant to which Mr. Hayek extended an interest free loan to the Company in the amount of $30,705. As of December 31, 2018, the amount due on this note was $11,705. As of December 31, 2019, the loan was paid in full.

On April 3, 2019, the Company appointed Christian Schenk as a Director to the Company. In connection with his appointment the Company agreed to issue to Mr. Schenk, warrants to purchase 1,500,000 shares of common stock which will vest immediately upon grant. The Company also agreed to issue warrants to purchase 500,000 shares of common stock of the Company after the close of the merger with Ganjarunner (see details on the business combination), and issue warrants to purchase 1,000,000 shares of common stock of the Company after successfully closing the Company’s pending business arrangement with a cannabis B2B transportation provider or other business as determined by the Board of Directors.

During the year ended December 31, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible Note in the principal amount of, pursuant to which Mr. Hayek extended a loan to the Company in the amount of $188,743 with an interest rate of 10%. As of December 31, 2019, the amount due on this loan was $184,667.

On December 31, 2019, the Company entered into a loan agreement with a Director of the Company, Christian Schenk, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. As of December 31, 2019, the amount due on this loan was $50,000.

In connection with the JV Agreement, the Company and Budee agreed to certain expenses sharing between the Company and Budee, Inc. The company is also allowed to charge an additional 10% fee on any of these charged back expenses. The Company charged back expenses to Budee totaling $96,610. In addition, pursuant to the JV Agreement the Company agreed to pay certain obligations of Budee Inc. up to $250,000. This has resulted in a “Due from Affiliate” on the Company’s Balance Sheet of $346,610 at December 31, 2019.

On December 1, 2019, the Company entered into an agreement with Teal Marketing LLC, an entity owned by Mrs. Maddie Schenk, the wife of our Chief Executive Officer and Director, Christian Schenk, for marketing services. As part of this agreement the Company will pay $9,000 per month. The Company will also issue 350,000 warrants to purchase the Company’s common stock. These warrants have an exercise price of $0.50, a term of three years, and will vest quarterly over two years. The Company’s contract with Teal Marketing LLC was terminated March 13, 2020.

On May 1, 2019, the Company entered into a consulting agreement with TruckThat LLC. Christian Schenk, the Company’s chairman of the board and Chief Executive Officer is an owner and managing member of TruckThat, LLC. Pursuant to the consulting agreement, TruckThat is providing the Company services as a strategic marketing and fundraising consultant. Pursuant to the consulting agreement the Company pays TruckThat $18,000 per month. The term of the consulting agreement is the sooner of six months from the effective date of the agreement or the replacement of the agreement with a subsequent agreement between the parties. Either party may terminate the consulting agreement with or without cause upon giving the other party thirty days prior written notice. The Company may terminate this Agreement immediately and without prior notice if TruckThat refuses to or is unable to perform the services or is in breach of any material provision of the Agreement. Upon termination of the consulting agreement the Company will pay within thirty days after the effective date of the termination all amounts owing to the TruckThat for services completed and accepted by the Company prior to the termination date and any related reimbursable expenses.

NOTE 10 – INCOME TAX PROVISION

For the years ended December 31, 2019 and 2018, income taxes expense consisted of:

	Year Ended December 31,
Current:	2019	2018
Federal	241,252	-
State	-	-
Total Current	241,252	-

Deferred:
Federal	-	-
State	-	-
Total Deferred	-	-

Total	241,252	-

The Company's pre-tax losses were $12,846,923 and $2,628,817 for the years ended December 31, 2019 and 2018, respectively, and were generated entirely in the United States.

A reconciliation of the statutory federal income tax with the provision for income taxes is as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
Federal tax at statutory rate	$(2,697,854)	21.0%	$(190,771)	21%

Nondeductible expenses	$2,952,759	-23.0%	$-	0.0%
State taxes, including NOL true up	$(491,230)	3.8%	$-	0.0%
Derivative liability	$63,306	-0.5%	$-	0.0%
Other	$(63,861)	5%	$-	0.0%
Increase in Valuation Allowance	$478,132	3.7%	$190,771	-21.0%

Tax Provision	$241,252	-1.8%	$0	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes, as well as tax loss and tax credit carryforwards. The components of the Company's deferred tax assets were as follows at December 31, 2019 and 2018.

	December 31,
	2019	2018

Deferred tax assets
Net operating loss carryforwards	678,000	201,770
Derivative liability	27,000	-
Right of use asset	10,000	-
Total deferred tax assets	715,000	201,770
Deferred tax asset valuation allowance	(642,000)	(201,770)
Net deferred tax assets	73,000	0

Deferred tax liabilities
Lease liability	(10,000)	-
Convertible notes	(63,000)	-
Net deferred tax assets	-	-

At December 31, 2019, the Company had federal net operating loss carryforwards of $1,044,230, of which $82,203 begin to expire in 2037 and $962,027 have an indefinite carryforward.

At December 31, 2019, the Company had state net operating loss carryforwards of $5,764,000, some of which have an indefinite carryforward period, and others that begin to expire in 2037.

As required by ASC 740,"Accounting for Income Taxes," valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a valuation allowance has been established for the full amount of these deferred tax assets. The valuation allowance increased by approximately $478,000 in 2019 due primarily to the generation of net operating losses during the year.

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is thus still open to examination from tax year 2015 for both federal and state jurisdictions. Neither of the Company’s Federal or State tax returns are currently under examination.

The Company has previously adopted ASC 740-10-25 Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740. This guidance prescribes a threshold for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The resolution of tax matters is not expected to have a material effect on the Company’s financial statements and as of December 31, 2019 and 2018, the Company had not accrued uncertain tax positions. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions in 2018 and 2017.

Utilization of the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. These carryforwards may become subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 ("the Code") due to certain ownership change limitations that have occurred previously or that could occur in the future. These limitations are based on certain cumulative change in ownership interests of significant shareholders over a three-year period in excess of 50%, as defined in the Code, as well as similar state provisions. This may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to significant complexity and related costs associated with such a study. There also could be additional ownership changes in the future which may result in additional limitations on the utilization of NOL carryforwards.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31 2019, the Company issued 214,000 shares of its common stock for consideration of $107,000.

Subsequent to the year ended December 31 2019, the Company issued 980,000 shares of its common stock for consideration of $490,000. As part of this issuance the investors will also receive warrants to purchase the Company’s common stock equal to the number of shares of common stock purchased. These warrants have an exercise price of $0.55, are fully vested on issuance, and expire three years after issuance.

On January 3, 2020, the Company entered into a consulting agreement. As part of this agreement the Company will pay the Consultant $10,000 upon signing of the agreement and an additional $15,000 30 days and 60 day after the signing of the agreement. The Company will also issue 80,000 warrant to purchase the shares of the Company’s common stock an exercise price of 0.50 and a term of seven years.

On February 28, 2020 (the “Effective Date”), Driven Deliveries, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Budee Acquisition, Inc., a Nevada corporation and Budee, Inc. (“Budee”), a California corporation, pursuant to which the Company acquired Budee (the “Budee Acquisition”).

On March 16, 2020, the Company issued 45,000 warrant to an employee as compensation for the employee relocating. These warrants have an exercise price of $0.50, are fully vested on issuance, and expire three years after issuance.

On March 25, 2020, the board of directors of the Company appointed Christopher DeSousa as a member of the Board, with such appointment to take effect immediately. In connection with his appointment, the Board approved a grant of an option to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.59 per share. In addition, Mr. DeSousa shall receive an option to purchase 28,125 shares of Common Stock at the Exercise Price for each quarter he serves on the Board.

On April 23, 2020, the Company entered into a consulting agreement. As part of this agreement the Company will pay a monthly fee of $8,000. This monthly fee will also increase by 5% every 12 months of service.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.