Form 10-Q
period 2020-03-31
Driven Deliveries, Inc.
filed 2020-06-30
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Explanatory Note: The Company has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), however, the Company is not subject to such filing requirements.

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

As of June 24, 2020, there were 67,523,835 shares of the issuer’s common stock outstanding.

Driven Deliveries, Inc.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2020

Explanatory Note

Driven Deliveries, Inc. previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 14, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until May 14, 2020 (an additional 45 days from the original filing deadline of May 15, 2020) to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This in turn, delayed the Company’s ability to complete its quarterly financial statements and prepare the Quarterly Report.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$364,121	$266,869
Accounts receivable	70,903	127,747
Receivable from merchant processor	206,734	206,734
Due from affiliate	-	346,610
Other current asset	3,767	-
Inventory	717,656	149,946

TOTAL CURRENT ASSETS	1,363,181	1,097,906

Intangible assets, net	12,775,350	4,622,267
Excess purchase price over net liabilities acquired	1,660,999	1,271,718
Right of use asset	657,549	115,859
Fixed assets, net	67,850	81,839
Deposit	91,213	61,138

TOTAL ASSETS	$16,616,142	$7,250,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,124,237	$1,700,653
Accrued taxes	782,874	784,168
Settlement payable	311,363	352,272
Notes payable, net of debt discount of $445,139 and $480,108	2,191,860	1,016,892
Notes payable - related party, net of debt discount of $97,753 and $234,667	139,914	-
Lease liability	295,639	40,217
Derivative liability	558,160	306,762
Acquisition liability	2,202,695	908,469

TOTAL CURRENT LIABILITIES	10,606,742	5,109,433

Lease liability - long term	362,532	76,264
Acquisition liability - long term	442,617	442,617

TOTAL LIABILITIES	11,411,891	5,628,314

COMMITMENTS AND CONTINGENCIES – Note 8

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 53,635,054 and 40,961,054 shares issued and outstanding	5,364	4,096
Additional paid in capital	24,017,404	17,387,684
Accumulated deficit	(18,818,517)	(15,241,762)
TOTAL STOCKHOLDERS’ EQUITY	5,204,251	2,150,018

NON-CONTROLLING INTEREST	-	(527,605)

TOTAL STOCKHOLDERS’ EQUITY	5,204,251	1,622,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,616,142	$7,250,727

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
REVENUE
Sales	$2,195,448	$(19,417)
Cost of goods sold	1,704,387	-
Gross Profit (Loss)	491,061	(19,417)

OPERATING EXPENSES
Professional fees	450,615	167,757
Compensation	1,359,004	537,183
General and administrative expenses	1,086,493	178,864
Sales and marketing	180,753	40,774
Total Operating Expenses	3,076,865	924,578

NET LOSS FROM OPERATIONS	(2,585,804)	(943,995)

OTHER EXPENSES
Interest expense	(262,892)	(10,167)
Loss on sale of fixed asset	(11,970)	-
Change in fair value of derivative liability	(34,155)	-
Loss on extinguishment of debt	(810,518)	(225)
Total Other Expenses	(1,119,535)	(10,392)

Net loss before provision for income taxes	(3,705,339)	(954,387)

Provision for Income Taxes	-	-

NET LOSS	(3,705,339)	(954,387)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(128,584)	-

NET LOSS ATTRIBUTABLE TO DRIVEN DELIVERIES, INC. & SUBSIDIARY	$(3,576,755)	$(954,387)

Net loss per share - basic and diluted	$(0.08)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	45,726,329	44,290,295

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Common		Additional Paid-in	Accumulated	Non-controlling	Stock Subscription	Total Stockholders’
	Shares	Par	Capital	Deficit	Interest	Receivable	Deficit
For the three months ended March 31, 2019

Balance January 1, 2019	40,875,014	$4,088	$2,425,275	$(2,681,192)	$-	$(100,000)	$(351,829)

Sale of common stock	5,060,000	506	1,011,494	-	-	-	1,012,000

Issuance of options for services	-	-	244,062	-	-	-	244,062

Issuance of warrants for services	-	-	103,632	-	-	-	103,632

Issuance of common stock and warrants for cancellation of debt	375,000	37	53,823	-	-	-	53,860

Proceeds from stock subscription receivable	-	-	-	-	-	100,000	100,000

Net loss	-	-	-	(954,387)	-	-	(954,387)

Balance March 31, 2019	46,310,014	$4,631	$3,838,286	$(3,635,579)	$-	$-	$207,338

For the three months ended March 31, 2020

Balance January 1, 2020	40,961,054	$4,096	$17,387,684	$(15,241,762)	$(527,605)	$-	$1,622,413

Sale of common stock	674,000	68	336,932	-	-	-	337,000

Issuance of options for services	-	-	121,539	-	-	-	121,539

Issuance of warrants for services	-	-	206,265	-	-	-	206,265

Warrants issued with notes	-	-	622,373	-	-	-	622,373

Issuances of common stock for merger	12,000,000	1,200	5,998,800	-	-	-	6,000,000

Reclassification of non-controlling interest for merger	-	-	(656,189)	-	656,189	-	-

Net loss	-	-	-	(3,576,755)	(128,584)	-	(3,705,339)

Balance March 31, 2020	53,635,054	$5,364	$24,017,404	$(18,818,517)	$-	$-	$5,204,251

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,705,339)	$(954,387)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of debt	810,518	225
Stock based compensation	327,804	347,694
Amortization of right-of-use asset	(3,767)	4,199
Amortization of debt discount	200,980	-
Depreciation and amortization expense	345,138	2,748
Change in fair value of derivative liability	34,155	-
Loss on sale of fixed asset	11,970	-
Changes in operating assets and liabilities
Inventory	(435,260)	-
Settlement payable	(40,909)	-
Deposit	(1,575)	-
Accounts payable and accrued compensation	1,000,309	(73,902)
Accrued taxes	(1,294)	-
Accounts receivable	56,844	-
Other current asset	-	(13,829)
Net Cash Used In Operating Activities	(1,400,426)	(687,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	20,678	-
Purchase of fixed assets	-	(29,346)
Net Cash Provided by (Used In) Investing Activities	20,678	(29,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock receivable	-	100,000
Proceeds from loan payable	1,140,000	-
Repayments of loan payable	-	(50,000)
Proceeds from loan payable - related party	-	23,726
Repayments of loan payable - related party	-	(8,705)
Common stock issued for cash	337,000	1,012,000
Net Cash Provided By Financing Activities	1,477,000	1,077,021

NET INCREASE IN CASH	97,252	360,423

CASH AT BEGINNING OF PERIOD	266,869	5,249

CASH AT END OF PERIOD	$364,121	$365,672

Supplemental cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and consideration - business combination	$8,261,098	$-
Issuance of common stock and warrants for cancellation of debt	$-	$53,860
Lease liability recognized from right of use asset	$582,065	$250,040
Settlement of related party AP for related party debt	$30,000	$-

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview

Driven Deliveries Inc. (formerly Results-Based Outsourcing Inc) (the “Company” or “Driven”), formed on July 22, 2013, is engaged in selling legal cannabis products to consumers in California.

On August 29, 2018, Driven Deliveries, Inc., a Nevada company (“Driven Nevada”), was acquired by Results-Based Outsourcing Inc. as part of a reverse merger transaction. As consideration for the merger, Results-Based Outsourcing Inc. issued the equity holders of Driven Nevada an aggregate of 30,000,000 post-split shares of their common stock. Following the merger, the Company adopted the business plan of Driven Nevada as a delivery company focused on deliveries for consumers of legal cannabis products, in California. The merger was accounted for as a recapitalization of the Company, therefore the financial statements as presented in this report include the historical results of Driven Nevada.

In June 2019, the Company completed its acquisition of Ganjarunner, Inc. and Global Wellness, LLC, which are engaged in the business of selling legal cannabis products to consumers in California. See Note 4 – Merger and Asset Purchase Agreement below for more information on the acquisition.

In July 2019, the Company entered into an Asset Purchase Agreement with Mountain High Recreation, Inc., in which the Company acquired certain limited assets from Mountain High Recreation, Inc. See Note 4 – Merger and Asset Purchase Agreement for more information on the asset purchase.

In September 2019 the Company entered into a Joint Venture agreement with Budee, Inc. to expand our operations and engaged in the business of providing delivery services of legal cannabis products to the consumer in California. See Note 5 – Joint Venture for more information on the Joint Venture.

On February 27, 2020, the Company entered into an Agreement and Plan of Merger by and among the Company, Budee Acquisition, Inc., a Nevada corporation and Budee, Inc., a California corporation, pursuant to which the Company acquired Budee. See Note 4 – Merger and Asset Purchase Agreement for more information on the acquisition.

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

In December 2019, a novel strain of coronavirus, COVID-19, surfaced in Wuhan, China. This virus continues to spread around the world, resulting in business and social disruption. The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The operations and business results of the Company could be materially adversely affected as a result of the pandemic. Employers are also required to prepare for and increase, by as much capacity as possible, the arrangement for employees to work remotely. The extent to which the coronavirus may impact business activity or results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

NOTE 2 – GOING CONCERN ANALYSIS

Going Concern Analysis

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three months ended March 31, 2020, the Company had a net loss of $3,705,339 and working capital deficit of $9,243,561. The Company will require additional capital in order to continue its operations in the normal course of business. Management has concluded that due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern for one year from the issuance of these financial statements.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim period ended March 31, 2020. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the year ended December 31, 2019 included within the Company’s Form 10-K filed with the SEC on May 22, 2020. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods. The December 31, 2019 Balance Sheet is derived from the Company’s audited financial statements but does not include all necessary disclosures for full U.S. GAAP presentation.

Principles of consolidation

The consolidated condensed financial statements include the accounts of Driven Deliveries, Inc., and its wholly-owned subsidiaries, Budee, Inc., Ganjarunner, Inc. and Global Wellness, LLC. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements.

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

Risk factors

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

Concentrations

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or net realizable value, on an average cost basis. Inventory is determined to be salable based on demand forecast within a specific time horizon. Inventory in excess of salable amounts is considered obsolete, at which point it is written down to its net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The Company does not record an allowance for doubtful accounts.

Goodwill

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of March 31, 2020, no impairment of goodwill has been identified.

Goodwill
Balance, January 1, 2019	$-
Additions	1,271,718
Balance, December 31, 2019	1,271,718
Additions	389,281
Balance, March 31, 2020	$1,660,999

Intangible Assets

The Company’s intangible assets include the following at March 31, 2020:

	Cost Basis	Accumulated Amortization	Net at 3/31/2020	Estimated Life
Trade Names/Trademarks	$4,440,962	$(165,967)	$4,274,995	10
IP/Trade Secrets	3,053,060	(313,686)	2,739,374	5
License	1,064,684	(51,193)	1,013,491	15
Proprietary Software/Technology	4,189,000	(54,105)	4,134,895	7
Non-Compete Agreements	536,009	(116,935)	419,074	2
Customer Relations	211,000	(17,479)	193,521	7
Total Intangible Assets	$13,494,715	(719,365)	$12,775,350

The Company’s intangible assets include the following at December 31, 2019:

	Cost Basis	Accumulated Amortization	Net at 12/31/2019	Estimated Life
Trade Names/Trademarks	$1,918,962	$(95,324)	$1,823,638	10
IP/Trade Secrets	1,978,060	(195,616)	1,782,444	5
License	678,684	(22,463)	656,221	15
Proprietary Software/Technology	289,009	(69,742)	219,267	7
Customer Relations	152,000	(11,303)	140,697	7
Total Intangible Assets	$5,016,715	$(394,448)	$4,622,267

There was no impairment recorded to intangible assets as of March 31, 2020. Amortization expense was $341,583 and $280,616 for the three months ended March 31, 2020 and December 31, 2019, respectively.

The future amortization expense intangible assets are as follows:

2020 (remainder)	$1,251,254
2021	2,119,392
2022	1,814,416
2023	1,728,525
2024	1,535,478
2025 and after	4,326,285
Total	$12,775,350

Cost of Sales

Cost of goods sold consists of:

Product costs: Product costs include the purchase price of products sold, which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for inventory.

Fulfillment costs and other: includes the costs of outbound shipping and handling and other costs related to delivering products to the customer.

The Company’s cost of sales for March 31, 2020 and 2019 are as follows:

Cost of Sales Type	Three months ended March 31, 2020	Three months ended March 31, 2019
Cost of Sales – Product Costs	$1,111,539	-
Cost of Sales – Fulfilment Costs and Other	592,848	-
Total	$1,704,387	-

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $180,080 and $40,774 for the three months ended March 31, 2020 and 2019, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation–Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. The Company accounts for warrants and options issued to non-employees under ASU 2018-07, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model.

The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and are accounted for as they occur. Due to the lack of sufficient trading history, the Company benchmarked their volatility to similar companies in a similar industry over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The Company records forfeitures as they occur.

The Company stock based compensation expense was $327,804 and $347,694 for the three months ended March 31, 2020 and 2019, respectively.

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosure,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accounts receivables, and accrued expenses approximate their fair value because of the short maturity of those instruments. Non- recurring fair value items are re-assessed at the end of each reporting period.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(558,160)	$-	$-	$(558,160)	$(558,160)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(306,762)	$-	$-	$(306,762)	$(306,762)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020:

Fair Value Measurement Using Level 3
Inputs Total
Balance, January 1, 2019	$-
Debt Discount	305,424
Change in fair value of derivative liabilities	(1,338)
Balance, December 31, 2019	306,762
Extinguishment	(311,360)
Debt Discount	528,603
Change in fair value of derivative liabilities	34,155
Balance, March 31, 2020	$558,160

The level 3 financial instruments consist of embedded conversion features. The fair value of these embedded conversion features are estimated using a Black Scholes valuation model. The fair value of the derivative features were calculated using a Black-Scholes option model valued with the following assumptions:

	March 31, 2020	December 31, 2019
Exercise price	$0.50	$0.50
Risk free interest rate	0.88-1.12%	1.52-1.81%
Dividend yield	0.00%	0.00%
Expected volatility	97-119%	93-109%
Contractual term	0.88-1.19 Years	0.91-1.37
Estimated fair value of stock on grant date	$0.50	$0.50

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

The most sensitive unobserved inputs used in valuing derivative instruments are volatility and estimated fair value of the Company’s stock on the grant date of the instruments. Significant changes in either of these inputs could have a material effect on the fair value measurement of the derivative instruments.

During the three months ended March 31, 2020 and 2019, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $34,155 and $0 relating to the change in fair value, respectively.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated condensed statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity or to gain or loss on extinguishment of the note if the derivative is attached to a note.

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

The Company sells retail products directly to customers. In these sales there is no formal contract with the customer. These sales have commercial substance and there are no issues with collectability as the customer pays the cost of the goods at the time of purchase or delivery.

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

4)	Allocate the transaction price to performance obligations in the contract

For the goods that the Company sells directly to customers, the transaction price is allocated between the cost of the goods and any delivery fees that may be incurred to deliver to the customer.

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended March 31, 2020	Revenue for the three months ended March 31, 2019
Delivery Income	$27,043	15,370
Dispensary Cost Reimbursements	(7,528)	(34,787)
Delivery Income, net	19,515	(19,417)
Product Sales	2,175,933	-
Total	$2,195,448	(19,417)

As part of the Company’s former delivery business where the Company partnered with dispensaries to deliver their products, the Company was responsible for reimbursing the partnered dispensaries for the wages of the delivery couriers. Due to this reduction of revenue from the reimbursement of wages for the delivery couriers, the Company is presenting a net negative revenue for the three months ended March 31, 2019 for Dispensary Delivery Income.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 35 months to 37 months. Current facility leases include our offices in El Segundo California, Oakland California, and Sacramento California. Lease costs were $40,375 and $44,060 for the three months ended March 31, 2020 and 2019. There was no sublease rental income for the three months ended March 31, 2020 and 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2020 and December 31, 2019 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Components of total lease costs:
Operating lease expense	$40,375	$44,060
Total lease costs	$40,375	$44,060

Lease Positions as of March 31, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

	March 31, 2020	December 31, 2019
Assets
Right of use asset	$657,549	$115,859
Total assets	$657,549	$115,859

Liabilities
Operating lease liabilities – short term	$295,639	$40,217
Operating lease liabilities – long term	362,532	76,264
Total lease liability	$658,171	$116,481

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	3.58
Weighted average discount rate – operating lease	10.91%

Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$40,375	$11,274
Cash paydowns of operating liability	$(40,375)	$(7,075)
Supplemental non-cash amounts of lease liabilities arising from obtaining
ROU asset	$(657,549)	$(261,969)
Lease Liability	$658,171	$266,869

The future minimum lease payments under the leases are as follows:

2020 (remainder)	$217,557
2021	250,543
2022	231,678
2023	39,178
Total future minimum lease payments	738,956
Less: Lease imputed interest	80,785
Total	$658,171

Excise and Sales Tax

The State of California and various local governments impose certain excise and state and local taxes on product sales. The Company’s policy is to include excise taxes as part of sales and cost of sales. The Company’s policy for various state and local sales taxes are to exclude them from revenue and cost of sales.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. For diluted earnings per common share, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2020, common stock equivalents are comprised of 34,578,750 warrants and 7,992,433 options.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In May, 2020, the FASB issued ASU 2020-05 in response to the ongoing impacts to US businesses in response to the COVID-19 pandemic. ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities provides a limited deferral of the effective dates for implementing previously issued ASU 606 and ASU 842 to give some relief to businesses and the difficulties they are facing during the pandemic. These entities may defer application to fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company has already adopted ASU 606 and ASU 842, the Company does not anticipate any effect on its financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

On October 4, 2019, the Company amended the Merger Agreement with GR/GW. As part of this amendment, the Company immediately will issue 5,000,000 warrants to purchase shares of the Company’s common stock to GR/GW. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon common stock consideration of 5,000,000 shares and eliminated the contingencies related to achieving certain milestones as set forth in the initial merger agreement.

As of March 31, 2020 and December 31, 2019, the Company owed a total of $583,886 and $583,886 on the acquisition, respectively.

Following the closing of the transaction, Ganjarunner’s financial statements as of the Closing Date are consolidated with the Consolidated Condensed Financial Statements of the Company.

The following presents the consideration paid for the acquisition of Ganjarunner and the preliminary purchase price allocation. These amounts are provisional and may be adjusted during the measurement period.

Purchase Price
Purchase Price	$2,987,254
Total purchase price	$2,987,254

Allocation of purchase price
Tangible Assets/(Liabilities)	$(459,464)
Trade Names/Trademarks	877,000
IP/Trade Secrets	801,000
License	306,000
Non-Compete Agreements	39,000
Customer Relationships	152,000
Goodwill (incl. trained and assembled workforce)	1,271,718
Total allocation of purchase price	$2,987,254

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

On October 4, 2019, the Company amended the Asset Purchase Agreement with Mountain High Recreation, Inc. As part of this amendment, the Company issued 5,000,000 warrants to purchase shares of the Company’s common stock to Mountain High Recreation, Inc. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon share and warrant consideration and eliminated the contingencies related to the gross revenue recognized in connection with the assets.

As of March 31, 2020 and December 31, 2019, the Company owed a total of $708,347 and $708,347 on the acquisition, respectively.

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

Budee Merger

On February 27, 2020 (the “Effective Date”), Driven Deliveries, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Budee Acquisition, Inc., a Nevada corporation and Budee, Inc. (“Budee”), a California corporation, pursuant to which the Company acquired Budee (the “Budee Acquisition”). On the Effective Date, all then-issued and outstanding shares of Budee were canceled and Budee issued 1,000,000 new shares of its common stock, representing 100% of the now issued and outstanding shares of Budee, to the Company. As a result, Budee became a wholly-owned subsidiary of the Company. As consideration, the Company agreed to: i) cash payments to Budee of $725,000 in three payments of $225,000, $200,000 and $300,000, due April 15, 2020, July 15, 2020 and October 15, 2020, respectively, and ii) issue to Budee 13,333,333 shares of the Company’s common stock (the “Consideration Shares”). 1,333,333 of the 13,333,333 shares will not be issued until the completion of a lawsuit. Pursuant to the Merger Agreement, holders of the Consideration Shares received the right to have their Consideration Shares registered with the Securities and Exchange Commission if and when the Company files a new registration statement on Form S-1.

As of March 31, 2020 and December 31, 2019, the Company owed a total of $1,294,226 and $0 on the acquisition, respectively.

The following presents the consideration paid for the asset acquisition of Budee, Inc. and the preliminary purchase price allocation. These amounts are provisional and may be adjusted during the measurement period.

Purchase Price
Cash	$690,504
Stock	6,603,722
Assumed liabilities	1,658,538
Total purchase price	$8,952,764

Allocation of purchase price
Tangible Assets/(Liabilities)	$85,483
Trade Names/Trademarks	2,522,000
IP/Trade Secrets	1,075,000
License	386,000
Proprietary Software/Technology	4,189,000
Non-Compete Agreements	247,000
Customer Relationships	59,000
Excess Purcahse Price Over Net Liabilites Acquired	389,281
Total allocation of purchase price	$8,952,764

The following presents the unaudited pro-forma combined results of operations of the Company with the Ganjarunner and Budee Businesses as if the entities were combined on January 1, 2019.

	Three Months	Three Months
	March 31, 2020	March 31, 2019
Gross Revenue	$2,877,813	2,503,494
Gross Profit	$1,173,426	1,512,628
Net loss	$(3,558,294)	(1,255,634)
Net loss per share, basic and diluted	$(0.08)	(0.03)
Weighted average number of shares outstanding	45,726,329	44,290,295

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2019, or to project potential operating results as of any future date or for any future periods.

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

In connection with the JV Agreement, the Company and Budee agreed to share certain expenses between the Company and Budee, Inc. The Company is also allowed to charge an additional 10% fee on any of these charged back expenses. The Company charged back expenses to Budee totaling $96,610 during the three months ended March 31, 2020. In addition, pursuant to the JV Agreement the Company agreed to pay certain obligations of Budee Inc. of $250,000. As of March 31, 2020, the Company has not paid this amount. As a result of the merger agreement the Company derecognized a non-controlling interest of $656,189 attributable to the Joint Venture in the Statement of Stockholder’s Equity. See Note 4.

NOTE 6 – NOTES PAYABLE

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000 in three equal installments, with the final installment advanced on October 30, 2019. The Note matures on August 28, 2020 and is the senior obligation of the Company. The Note’s principal balance of $1,000,000 bears interest at a rate of 10% per annum and interest payments are payable on a monthly basis. The funds from this loan were distributed in three parts with $333,333 being issued on August 30, 2019, September 30, 2019 and October 30, 2019. An additional $497,000 was received in excess of the original note as of December 31, 2019. These amounts were subject to the same terms as the original note. An additional $1,140,000 was received in excess of the original note during the first quarter of 2020. The principal of the note was amended on January 31, 2020 to be $2,637,000. This amendment also changed the maturity date of the note to February 14, 2021. As of March 31, 2020, the Company had received $2,637,000 in funds from the note. Pursuant to the Note, the Holder has the right to convert all or part of the Note to shares of common stock of the Company at a price equivalent to a value of $0.50 per share of common stock on an as-converted basis. As additional consideration for entering into the exchange, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The Company also recognized a derivative liability in connection with the note valued at $567,335 as of December 31, 2019 and $558,160 as of March 31, 2020. The derivative occurred due to anti-dilution provisions contained in the conversion feature of the note.

To determine how to account for the modification of the Note, the Company performed a net present value test to compare the old note with the new note discounted at the effective interest rate of the original note. Since the change in the net present value between the two notes exceeded 10% of the value of the original note, the note modification needed to be accounted for as an extinguishment of debt. As part of this the Company recognized a $810,518 loss on the extinguishment of debt for the old note. The loss is due to $1,497,000 from the extinguishment of the note, $311,360 from the extinguishment of the derivative offset by $499,505 from the extinguishment of the debt discount and $2,119,373 from the recognition of the new note. The Company recognized a debt discount on the new note of $528,603 at the date of issuance. The Company recognized $83,464 in amortization on the debt discount during the three months ended March 31, 2020, leaving a remaining debt discount of $445,139 at March 31, 2020.

In addition, as an inducement to enter into the Note and to fund each advance thereunder, the Company entered into a security agreement with the Holder executed concurrently with the Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted the Holder a first priority security interest in certain assets of the Company (the “Collateral”) for the benefit of the Holder to secure the Company’s obligations under the Note. The occurrence of any event of default under the Note, as well as the Company’s failure to observe or perform its obligations under the Security Agreement and such failure goes uncured for five days after receiving notice, constitutes an event of default under the Security Agreement. If an event of default under the Security Agreement occurs, the Holder is entitled to certain rights, including the right to take possession of the Collateral and the right to operate the business of the Company using the Collateral. The Security Agreement terminates when all payments under the Note have been made in full or upon conversion. Matthew Atkinson, a member of M2 owns approximately 5.98% of the Company’s common stock. The Company will also be required to appoint a member of M2 to the Board of Directors of the Company for the duration of the term of the debt. The Company will also make an appointment to the Company’s Board of Directors and audit committee.

During the year ended December 31, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible Note in the principal amount of $188,743 with an interest rate of 10%. As of March 31, 2020, the amount due on this loan was $184,667. The note is convertible into shares of the Company’s equity securities at a price of $0.50 per share or preferred stock designated by the parties in an amount equivalent to a value of $0.50 per share on an as converted basis. The obligation of the Note is an obligation of the Company other than obligations specifically designated otherwise by the Company. In addition, the Company issued Mr. Hayek warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share which warrants terminate five years after their issuance. As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature resulting in a debt discount of $102,111 as of the date of issuance. The Company had a remaining debt discount of $101,831 at December 31, 2019. The Company recognized $25,458 in amortization on the debt discount during the three months ended March 31, 2020, leaving a remaining debt discount of $76,373 at March 31, 2020.

On December 31, 2019, the Company entered into a loan agreement with a Director of the Company, Christian Schenk, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. In connection with this loan, the Company issued Mr. Schenk a secured convertible note. The note is convertible into equity of the Company at a price of $0.50 per share of common stock. The note was funded with the proceeds from the settlement of $30,000 in accounts payable to Truck That, LLC and a check from Truck That, LLC in the amount of $20,000 (see Note 9). In addition, the Company issued Mr. Schenk warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.50 per share which warrants terminate five years after their issuance. As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature resulting in a debt discount of $28,585 as of the date of issuance. The Company had a remaining debt discount of $28,507 at December 31, 2019.The Company recognized $7,127 in amortization on the debt discount during the three months ended March 31, 2020, leaving a remaining debt discount of $21,380 at March 31, 2020.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the three months ended March 31, 2020, the Company issued 674,000 shares of common stock for cash of $337,000. 12,000,000 shares were issued relating to the merger with Budee. See Note 4.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock has been designated and none are issued and outstanding as of March 31, 2020 and December 31, 2019.

Warrants

There were 34,578,570 warrants outstanding as of March 31, 2020. The fair value of each stock warrant granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.05 - $0.50
Expected dividend yield	0%
Risk free interest rate	0.43% - 1.71%
Expected life in years	3-7
Expected volatility	133% - 148%
Estimated fair value of stock on grant date	$0.50

There were 29,243,750 warrants outstanding as of December 31, 2019. The fair value of each stock warrant granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.10 - $0.50
Expected dividend yield	0%
Risk free interest rate	1.42% - 2.66%
Expected life in years	3-7
Expected volatility	134% - 158%
Estimated fair value of stock on grant date	$0.50

The Company uses the latest common stock sale price as the fair value of stock on grant date rather than the market value of the stock as the Company believes this is a more accurate valuation of the Company’s common stock due to the lack of sufficient volume and trading history on the Company’s common stock on the OTC Markets.

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants
Outstanding January 1, 2019	9,131,250	0.19	3.83
Granted	27,658,000	0.44	4.29
Forfeited	(7,545,500)	0.34	4.48
Outstanding December 31, 2019	29,243,750	$0.39	4.10
Granted	5,335,000	0.12	2.92
Outstanding March 31, 2020	34,578,750	$0.35	3.70

Nonvested Warrants	Shares
Nonvested at January 1, 2019	-
Granted	27,658,000
Vested	(19,762,500)
Forfeited	(7,545,500)
Nonvested at December 31, 2019	350,000
Granted	5,335,000
Vested	(5,378,750)
Nonvested at March 31, 2020	306,250

During the first quarter of 2020, the Company issued warrants to purchase an aggregate of 5,335,000 shares of common stock of the Company at an exercise price of $0.05 or $0.50 per share. The warrants may be exercised on a cashless basis and have a term of three, five, or seven years. 375,000 warrants were issued for consulting services, 4,500,000 warrants in connection with notes issued to M2, and 460,000 warrants in connection with stock sold.

The Company recognized a stock compensation expense of $206,265 and $103,632 three months ended March 31, 2020 and 2019, related to warrants.

Options

There were 7,992,433 options outstanding as of March 31, 2020. The fair value of each stock option granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.59
Expected dividend yield	0%
Risk free interest rate	0.77%
Expected life in years	3
Expected volatility	150%
Estimated fair value of stock on grant date	$0.50

There were 7,879,933 options outstanding as of December 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.10 - $0.50
Expected dividend yield	0%
Risk free interest rate	1.49% - 2.63%
Expected life in years	7
Expected volatility	153% - 157%
Estimated fair value of stock on grant date	$0.50

The Company uses the latest common stock sale price as the fair value of stock on grant date rather than the market value of the stock as the Company believes this is a more accurate valuation of the Company’s common stock due to the lack of sufficient volume and trading history on the Company’s common stock on the OTC Markets.

A summary of options issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value
Options
Outstanding January 1, 2019	4,854,692	0.04	3.00	0.19
Granted	6,210,022	0.16	5.13	0.24
Forfeited	(3,184,781)	0.19	3.53	0.19
Outstanding December 31, 2019	7,879,933	$0.14	4.74	$0.24
Granted	112,500	0.59	2.98	0.40
Outstanding March 31, 2020	7,992,433	$0.15	4.47	$0.24

Nonvested Shares	Shares
Nonvested at January 1, 2019	3,641,019
Granted	6,210,022
Vested	(2,840,194)
Forfeited	(3,184,781)
Nonvested at December 31, 2019	3,826,066
Granted	112,500
Vested	(491730)
Nonvested at March 31, 2020	3,446,836

During the first quarter of 2020, the Company issued stock options to purchase an aggregate of 112,500 shares of common stock of the Company at an exercise price of $0.59 per share. The options expire in three years from the grant date.

The Company recognized a stock compensation expense of $121,538 and $245,344 respectively for the three months ended March 31, 2020 and 2019, related to stock options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In February 2020 Irth Communications, LLC filed a complaint in the Superior Court of California, County of Los Angeles, against the Company. The complaint alleges that pursuant to a services agreement the Company issued Irth 500,000 shares of its common stock but the Company breached this agreement because according to the complaint, the Company has refused to authorized its transfer agent to remove the restrictive legend on the Shares. Among other remedies, Irth seeks at least $1,130,000 in compensatory damages, attorneys’ fees, and injunctive relief. The Company is reviewing the Complaint and intends to defend itself vigorously.

On January 3, 2020, the Company entered into a consulting agreement. As part of this agreement the Company will pay the Consultant $10,000 upon signing of the agreement and an additional $15,000 30 days and 60 days after the signing of the agreement. The Company will also issue 80,000 warrants to purchase the shares of the Company’s common stock at an exercise price of $0.50 per share and a term of seven years.

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

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000. The principal of the note was amended on January 31, 2020 to be $2,637,000 As additional consideration, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The Company also recognized a derivative liability in connection with the note valued at $567,335 as of December 31, 2019 and $558,160 as of March 31, 2020. M2 is a related party due to the terms of the note giving them a seat on the board of directors of the Company. As of March 31, 2020 there was $2,637,000 outstanding on the note. There was an interest expense of $43,348 related to this note during the three months ended March 31, 2020. There is a total accrued interest of $43,348 as of March 31, 2020. See Note 6.

During the year ended December 31, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible, pursuant to which Mr. Hayek extended a loan to the Company in the amount of $188,743 with an interest rate of 10%. As of March 31, 2020, the amount due on this loan was $184,667. There was an interest expense of $4,604 related to this note during the three months ended March 31, 2020. There is a total accrued interest of $9,756 as of March 31, 2020.

On December 31, 2019, the Company entered into a loan agreement with a Director of the Company, Christian Schenk, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. As of March 31, 2020, the amount due on this loan was $50,000. There was an interest expense of $1,247 related to this note during the three months ended March 31, 2020. There is a total accrued interest of $1,260 as of March 31, 2020.

On March 25, 2020, the board of directors of the Company appointed Christopher DeSousa as a member of the Board, with such appointment to take effect immediately. In connection with his appointment, the Board approved a grant of an option to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.59 per share. These options vest quarterly over one year and expire in three years from the grant date. In addition, Mr. DeSousa shall receive an option to purchase 28,125 shares of Common Stock at the exercise price of $0.59 for each quarter he serves on the Board.

NOTE 11 – COMPENSATION

The Company’s compensation for the three months March 31, 2020 and 2019 are as follows:

Compensation Type	Three months ended March 31, 2020	Three months ended March 31, 2019
Salary and Wages	$1,031,200	189,489
Stock Option and Warrant Compensation	327,804	347,694
Total Compensation	$1,359,004	537,183

The increase in salaries and wages from March 31, 2019 to March 31, 2020 was due to the merges with Ganjarunner and Budee.

NOTE 12 – SUBSEQUENT EVENTS

During the second quarter of 2020, the Company issued 1,236,000 warrants to purchase the Company’s common stock. These warrants have an exercise price of $0.50 and expire in three or five years. These warrants were issued for services and compensation.

During the second quarter of 2020, the Company issued 1,050,000 shares of the Company’s common stock. The Company received $525,000 for the sales of this stock. The Company also issued one warrant for each share of common stock sold. These warrants have an exercise price of $0.55 and a expire three years from the grant date.

On April 23, 2020, the Company entered into a consulting agreement for investor relation services. As part of this agreement the Company will pay a monthly fee of $8,000. This monthly fee will also increase by 5% every 12 months of service.

On April 1, 2020, the Company amended an agreement dated August 27, 2019. As part of this agreement the Company issued warrants to purchase 3,700,000 shares of common stock upon meeting certain milestones related to mergers and acquisitions. These warrants have an exercise price of $0.50 and a term of seven years.

During the second quarter of 2020, 13,100,000 warrants were converted to 10,628,611 shares of the Company’s common stock through a cashless exercises.

On April 9, 2020 our common stock became quoted on the OTCQB under the symbol DRVD.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on May 22, 2020, and in other reports filed by us with the SEC.

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

In September 2019, we entered into a Joint Venture with Budee, Inc. to expand our operations and engage in the business of providing delivery services of legal cannabis products to the consumer.

In February 2020, we completed an acquisition of Budee, Inc which allowed us to consolidate all of the Budee, Inc. revenue, expand our delivery operations, and unify our operations and technology into a single, scalable, and supportable platform and infrastructure.

On April 9, 2020 our common stock became quoted on the OTCQB under the symbol DRVD.

Driven Overview

Driven is in stock and on-time! Founded by experienced technology, cannabis, and logistics executives, Driven is one of the first licensed, United States Exchange-traded, online cannabis retailer that is capable of servicing 92% of California’s adult population in less than 90 minutes. We aim to delight our customers with the best cannabis delivery experience in the industry. Utilizing our own shipping hubs, drivers, and proprietary technology, we delight our customers with a cannabis delivery experience that is comparable to some of the largest eCommerce retailers in the United States. Driven provides 2 different service levels to our customers. An “Express” delivery with a limited product selection that remains unsold in the Driver’s vehicle usually delivered within 90 minutes or less, and a “Next Day” scheduled delivery from the larger selection of 500+ products from a Driven fulfillment center. Currently, customers are able to place online orders from our 2 core brands, Budee and Ganjarunner. Additionally, we are participants in the growing cannabis ecosystem by providing Brands the ability to transact with their customers using our technology and platform.

From humble beginnings less than 3 years ago, Driven Deliveries has grown into a company completing hundreds of thousands of deliveries per year with a customer base of over 200,000 legal cannabis consumers. Driven’s initial business was our “Dispensary to Consumer” program, where Driven would provide the vehicle, logistics, and infrastructure to complete deliveries on behalf of orders processed by our partner dispensaries. The revenue from this model consisted of charging a commission to the dispensary based on the amount of the delivered order and miles traveled. However, due to changes in regulations, and despite continued technological innovation and investment, the “Dispensary to Consumer” business was ended in Q1 2020 to support our direct to consumer business.

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

Throughout the first quarter of 2020, the Company continued to execute on its growth plans within the State of California. Significant improvements were seen in the financial performance of the online retail businesses ganjarunner and Budee. Driven by the addition of over 13,000 new consumers to the platform, more than 18 new cannabis brands were added to the menu and continued development of the delivery network across the State. Fueling these accomplishments were improvements to the majority of the marketing metrics including new customer cost of acquisition (COA), existing customer retention, customer ratings, menu reviews, as well as continued automation of the Company’s marketing segments which contributed to the success.

In mid March 2020 the Company’s retail divisions saw major increases in demand resulting from the shelter-in-place orders issued across the State of California. Sales effectively doubled during the second half of March 2020. The technology and marketing infrastructure that was developed internally then implemented made it possible for Driven to capture the increased business while maintaining existing operating costs.

Recent developments

On February 27, 2020 the Company completed its acquisition of Budee, Inc. which allowed us to consolidate all of the Budee, Inc. revenue, expand our delivery operations, and unify our operations and technology into a single, scalable, and supportable platform and infrastructure.

On March 20, 2020, Governor Gavin Newsom and the California Bureau of Cannabis Control identified cannabis companies as “essential” in the State of California and as such we continued to operate through the shelter in place order due to the COVID-19 pandemic.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the three months ended March 31, 2020, show a net loss of $3,705,339. We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019.

Revenue

During the three months ended March 31, 2020, the Company recorded revenue in the amount of $2,195,448. The revenue for the period ended March 31, 2020 was comprised of dispensary cost reimbursements of $7,528 offsetting the dispensary delivery income of $27,043, product sales of $2,130,167, and other revenue of $45,766. This left the Company with a gross profit of $491,061 for the three months ended March 31, 2020. The Company had negative revenue of $19,417 during the three months ended March 31, 2019. The revenue for the period ended March 31, 2019 was comprised of dispensary cost reimbursements of $34,787 offsetting the dispensary delivery income of $15,370. The change in revenue between the three months ended March 31, 2020, and 2019 resulted from the Company expanding its operations and acquisition of Ganjarunner in 2019, the acquisition of Budee in 2020, and the Company’s pivot to the a direct to consumer delivery service and the acquisition of other cannabis delivery services.

During the three months ended March 31, 2020, the Company had cost of sales from fulfilment and other of $592,848 and cost of sales from product costs of $1,111,539. During the three months ended March 31, 2019, the Company had costs of goods sold of $0 and cost of sales of $0.

Our primary source of revenue in Q1 and Q2 of 2019 was from the dispensary to consumer delivery service. However, during Q3 and Q4 of 2019 the Company transitioned to delivery of cannabis products directly to consumers with the acquisition of Ganjarunner, Inc. From January 1, 2019 through June 24, 2019 Ganjarunner, Inc. operated independently of DRVD. On June 24, 2019 DRVD acquired Ganjarunner Inc. and the results of operations from January 1, 2019 to June 23, 2019 is not included in the Company’s financial reporting. However, revenue from June 24, 2019 forward is included in the Company’s financial.

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

On February 27, 2020 DRVD acquired Budee, Inc and the revenue from Budee, Inc. from February 28, 2020 forward is included in this report. With the acquisition of Budee, Inc. the joint venture with Budee, Inc. was ended on February 27, 2020.

The Company has combined Ganjarunner, Inc., the assets of Mountain High Recreation, and Budee, Inc into a single operating entity responsible for all of the Company’s direct to consumer cannabis delivery operations. The operational and technology integrations of these separate entities was more difficult than expected. In addition to the ordinary challenges of implementing standard operating procedures, uniform accounting processes, and standardizing and building technology platforms, we also had to navigate extremely complex rules and regulations guiding the sale of cannabis from the California Bureau of Cannabis Control. We learned that customers are sensitive to not only front-end technology interfaces but also operational and delivery hiccups. The entirety of the first quarter was dedicated to integrating these companies and putting the proper infrastructure in place.

Operating Expenses

During the three months ended March 31, 2020, we incurred a loss from operations of $2,585,804. This is due to professional fees of $450,615, compensation of $1,359,004 including stock-based compensation of $327,804, general and administrative of $1,086,493 and sales and marketing of $180,753.

During the three months ended March 31, 2019, we incurred a loss from operations of $924,578. This is due to professional fees of $167,757, compensation of $537,183 including stock-based compensation of $347,694, general and administrative of $178,864 and sales and marketing of $40,774.

The cost to operationally integrate and the inefficiencies created by having multiple redundant personnel, drivers, routes, vehicles, software, and marketing were higher than forecasted. By the middle of Q4 of 2019 and into Q1 of 2020 we worked to remove redundancies and operational overhead to streamline processes and the Company did not start to realize the savings and efficiencies until the last month of Q1 2020. The cost of being public created significant additional professional services fees for both legal, audit, and accounting services to support not only the Company but also the acquisition targets.

Other Expenses

During the three months ended March 31, 2020, the Company incurred interest expense of $262,892 which was comprised of an accrued interest expense of $61,912 and a debt discount of $200,980, a loss on the sale of fixed assets of $11,970, a gain on the extinguishment of debt of $810,518, and a loss on the change in the fair value of derivative liabilities of $34,155.

During the three months ended March 31, 2019, the Company incurred interest expense of $10,167 and a loss on extinguishment of debt of $225.

The increase in other income of $1,109,143 was the result of interest and the amortization of debt discount on the Company’s notes payable, the extinguishment of debt, and derivative expense related to a note payable.

Net Loss

For the three months ended March 31, 2020, our net loss was $3,705,339 as compared to net loss of $954,387 for the prior period March 31, 2019. The increase in net loss of $2,750,952 was related primarily to the Company pivoting to a new business model and the cost of integrating acquisitions and the gain on the extinguishment of debt.

Fully Year 2019 Pro Forma Income with Budee, Inc. and Ganjarunner, Inc Acquisitions

The results on this report do not provide a complete picture of the Company’s performance had the Budee, Inc. acquisition taken place at the beginning of 20202. From January 1, 2020, through February 27, 2020 Budee, Inc. operated independently of the Company. On February 27, 2020, the Company acquired Budee Inc., and only the revenue from February 28, 2020 forward is included in the financial statements in this report.

The following presents the unaudited Pro-forma combined results of operations of the Company with the Budee, Inc. 2 entities were combined on January 1, 2019.

	Three Months	Three Months
	March 31, 2020	March 31, 2019
Gross Revenue	$2,877,813	2,503,494
Gross Profit	$1,173,426	1,512,628
Net loss	$(3,558,294)	(1,255,634)
Net loss per share	$(0.08)	(0.03)
Weighted average number of shares outstanding	45,726,329	44,290,295

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results or to project potential operating results as of any future date or for any future periods. These are meant to show what would have been attained had the acquisitions been completed as of January 1, 2019.

Liquidity and Capital Resources

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of March 31, 2020, we had cash of $364,121 and working capital deficit of $9,243,561. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of 2020. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations.

As of March 31, 2020, we had a working capital deficit of $9,243,561 as compared to $4,011,527 as of December 31, 2019. There was an increase in working capital deficit of $5,232,034.

Cash used in operating activities was $1,400,426 for the three months ended March 31, 2020 and $687,252 for the prior period ended March 31, 2019. The increase in cash used in operating activities was due to an increase in net loss, an increase in accounts payable and accrued expenses, gain on extinguishment of debt, and increase in stock based compensation, an increase in amortization of debt discount, and an increase in inventory.

Cash used in investing activities during the three months ended March 31, 2020 and 2019 was $(20,678) and $29,346, respectively. The decrease in investing activities was due to cash acquired in the acquisition and a decrease in the purchase of fixed assets.

Cash provided by financing activities during the three months ended March 31, 2020 and 2019 was $1,447,000 and $1,077,021, respectively. The increase is a result of an increase in the proceeds from loan payables offset by a decrease in the sale of common stock.

Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated a net income.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2020, incurred a net loss of $3,705,339, which was primarily associated with an increase in operating expenses, we had a working capital deficit of $9,243,561 and a shareholders’ equity of $5,204,251. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical accounting policies

Principles of consolidation

The consolidated condensed financial statements include the accounts of Driven Deliveries, Inc, and its wholly owned subsidiaries, Ganjarunner, Inc., Global Wellness, LLC, and Budee, Inc. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements.

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

 The Company stock based compensation expense was $327,804 and $347,694 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company sells retail products directly to customers. In these sales there is no formal contract with the customer. These sales have commercial substance and there are no issues with collectability as the customer pays the cost of the goods at the time of purchase or delivery.

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

4)	Allocate the transaction price to performance obligations in the contract

For the goods that the Company sells directly to customers, the transaction price is allocated between the cost of the goods and any delivery fees that may be incurred to deliver to the customer.

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended March 31, 2020	Revenue for the three months ended March 31, 2019
Delivery Income	$27,043	15,370
Dispensary Cost Reimbursements	(7,528)	(34,787)
Delivery Income, net	19,515	(19,417)
Product Sales	2,175,933	-
Total	$2,195,448	(19,417)

As part of the Company’s former delivery business where the Company partnered with dispensaries to deliver their products, the Company was responsible for reimbursing the partnered dispensaries for the wages of the delivery couriers. Due to this reduction of revenue from the reimbursement of wages for the delivery couriers, the Company is presenting a net negative revenue for the three months ended March 31, 2019 for Dispensary Delivery Income. The Company discontinued the Dispensary Delivery business as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of March 31, 2020, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff:

(1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (3) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2019. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In addition, we believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Management Report on Internal Control over Financial Reporting

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of March 31, 2020, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff:

(1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (3) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2020. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In addition, we believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal first quarter ended March 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2020 Irth Communications, LLC filed a complaint in the Superior Court of California, County of Los Angeles, against the Company. The complaint alleges that pursuant to a services agreement the Company issued Irth 500,000 shares of its common stock to Irth but the Company breached this agreement because according to the complaint, the Company has refused to authorize its transfer agent to remove the restrictive legend on the Shares. Among other remedies, Irth seeks at least $1,130,000 in compensatory damages, attorneys’ fees, and injunctive relief. The Company is reviewing the Complaint and intends to defend itself vigorously.

Prior to the closure of its merger with Driven, Budee, Inc. was the party defendant in an action brought by a former employee under California’s Private Attorney General Act (“PAGA”) in relation to various labor claims. Under the terms of the merger agreement, Driven and Budee had contemplated and accounted for various possible outcomes of the PAGA matter with built-in limitations on any possible exposure to Driven if the merger were to close before resolution of the PAGA action, including indemnification from in the event that any assumed liabilities under the merger crossed a certain threshold.

As matters progressed, the PAGA action was resolved by settlement in October of 2019, prior to the closing of the merger between Budee and Driven. The gross settlement amount is $600,000.00. Following settlement being reached, the parties agreed to stipulate to an amendment whereby the matter would be converted to a class action, thus significantly expanding settlement coverage. The parties have finalized the settlement and class documents and the plan of administration and these documents are due to be submitted to the Court in May, 2020 for preliminary approval. It is anticipated that following preliminary approval, settlement notices and administration will take a number of months to complete, prior to final approval being entered.

At no time has Driven been a party to this litigation, nor is it anticipated that for any reason it will become one.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended March 31, 2020, the Company sold a total of 674,000 shares of its common stock to 7 accredited investors, for an aggregate purchase price of $337,000.

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

Exhibit No.	Description
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(*) – Filed herewith.
(**) – Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2020	Driven Deliveries, Inc.

	By:	/s/ Christian Schenk
Christian Schenk
ChiefExecutive Officer
(Principal Executive Officer)