Form 10-Q
period 2020-06-30
Driven Deliveries, Inc.
filed 2020-08-11
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

As of August 10, 2020, there were 75,191,835 shares of the issuer’s common stock outstanding.

Driven Deliveries, Inc.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$123,788	$266,869
Accounts receivable	70,903	127,747
Receivable from merchant processor	-	206,734
Due from affiliate	-	346,610
Other current asset	1,898	-
Inventory	858,307	149,946

TOTAL CURRENT ASSETS	1,054,896	1,097,906

Prepaid expenses	6,000	-
Intangible assets, net	12,229,467	4,622,267
Goodwill	1,820,999	1,271,718
Right of use asset	601,801	115,859
Fixed assets, net	61,842	81,839
Deposit	191,213	61,138

TOTAL ASSETS	$15,966,218	$7,250,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$3,157,774	$1,238,239
Accrued expenses	2,342,909	462,414
Accrued taxes	782,874	784,168
Settlement payable	342,045	352,272
Notes payable, net of unamortized debt discount of $318,553 and $480,108 as of June 30, 2020 and December 31, 2019, respectively	2,318,447	1,016,892
Notes payable - related party, net of unamortized debt discount of $65,169 and $234,667 as of June 30, 2020 and December 31, 2019, respectively	173,574	-
Lease liability	265,670	40,217
Derivative liability	872,399	306,762
Acquisition liability	2,307,027	908,469

TOTAL CURRENT LIABILITIES	12,562,719	5,109,433

Lease liability - long term	336,753	76,264
Acquisition liability - long term	222,250	442,617

TOTAL LIABILITIES	13,121,722	5,628,314

COMMITMENTS AND CONTINGENCIES – Note 8

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 66,011,665 and 40,961,054 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6,602	4,096
Additional paid in capital	25,418,063	17,387,684
Accumulated deficit	(22,580,169)	(15,241,762)
TOTAL STOCKHOLDERS’ EQUITY	2,844,496	2,150,018

NON-CONTROLLING INTEREST	-	(527,605)

TOTAL STOCKHOLDERS’ EQUITY	2,844,496	1,622,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,966,218	$7,250,727

See accompanying notes to the condensed consolidated financial statements.

DRIVEN

DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUE
Sales	$5,672,305	$65,824	$7,867,753	$46,407
Cost of goods sold	5,746,068	48,394	7,450,455	48,394
Gross Profit (Loss)	(73,763)	17,430	417,298	(1,987)

OPERATING EXPENSES
Professional fees	396,563	341,113	847,178	508,870
Compensation	1,435,698	959,470	2,794,702	1,496,653
General and administrative expenses	936,871	234,568	2,023,365	413,432
Sales and marketing	280,617	52,503	461,370	93,277
Total Operating Expenses	3,049,749	1,587,654	6,126,615	2,512,232

NET LOSS FROM OPERATIONS	(3,123,512)	(1,570,224)	(5,709,316)	(2,514,219)

OTHER EXPENSES
Interest expense	(323,901)	(691)	(586,793)	(10,858)
Loss on sale of fixed asset	-	-	(11,970)	-
Change in fair value of derivative liability	(314,239)	-	(348,394)	-
Gain (loss) on extinguishment of debt	-	2,080	(810,518)	1,855
Total Other Expenses	(638,140)	1,389	(1,757,675)	(9,003)

Net loss before provision for income taxes	(3,761,652)	(1,568,835)	(7,466,991)	(2,523,222)

Provision for Income Taxes	-	-	-	-

NET LOSS	(3,761,652)	(1,568,835)	(7,466,991)	(2,523,222)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	(128,584)	-

NET LOSS ATTRIBUTABLE TO DRIVEN DELIVERIES, INC. & SUBSIDIARY	$(3,7,61,652)	$(1,568,835)	$(7,338,407)	$(2,523,222)

Net loss per share - basic and diluted	$(0.06)	$(0.03)	$(0.13)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	65,060,874	48,046,180	55,819,112	46,179,458

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Common		Additional Paid-in	Accumulated	Non-controlling	Stock Subscription	Total Stockholders’
	Shares	Par	Capital	Deficit	Interest	Receivable	Deficit
For the three and six months ended June 30, 2019
Balance January 1, 2019	40,875,014	$4,088	$2,425,275	$(2,681,192)	$-	$(100,000)	$(351,829)
Sale of common stock	5,060,000	506	1,011,494	-	-	-	1,012,000
Issuance of options for services	-	-	244,062	-	-	-	244,062
Issuance of warrants for services	-	-	103,632	-	-	-	103,632
Issuance of common stock and warrants for cancellation of debt	375,000	37	53,823	-	-	-	53,860
Proceeds from stock subscription receivable	-	-	-	-	-	100,000	100,000
Net loss	-	-	-	(954,387)	-	-	(954,387)

Balance March 31, 2019	46,310,014	$4,631	$3,838,286	$(3,635,579)	$-	$-	$207,338

Sale of common stock	3,005,000	$301	$960,700	$-	$-	$-	$961,001
Issuance of options for services	-	-	106,986	-	-	-	106,986
Issuance of warrants for services	-	-	516,953	-	-	-	516,953
Issuance of common stock for conversion of debt	261,665	26	52,307	-	-	-	52,333
Issuances of common stock for acquisition	1,000,000	100	499,900	-	-	-	500,000
Net loss	-	-	-	(1,568,835)	-	-	(1,568,835)

Balance June 30, 2019	50,576,679	$5,058	$5,975,132	$(5,204,414)	$-	$-	$775,776

For the three and six months ended June 30, 2020
Balance January 1, 2020	40,961,054	$4,096	$17,387,684	$(15,241,762)	$(527,605)	$-	$1,622,413
Sale of common stock	674,000	68	336,932	-	-	-	337,000
Issuance of options for services	-	-	121,539	-	-	-	121,539
Issuance of warrants for services	-	-	206,265	-	-	-	206,265
Warrants issued with notes	-	-	622,373	-	-	-	622,373
Issuances of common stock for merger	12,000,000	1,200	5,998,800	-	-	-	6,000,000
Reclassification of non-controlling interest for merger	-	-	(656,189)	-	656,189	-	-
Net loss	-	-	-	(3,576,755)	(128,584)	-	(3,705,339)

Balance March 31, 2020	53,635,054	$5,364	$24,017,404	$(18,818,517)	$-	$-	$5,204,251

Sale of common stock	1,110,000	$111	$554,889	$-	$-	$-	$555,000
Issuance of common stock and warrants for settlement of AP	188,000	19	93,981	-	-	-	94,000
Issuance of common stock for exercise of warrants	10,628,611	1,063	(1,063)	-	-	-	-
Issuance of common stock for exercise of options	450,000	45	(45)	-	-	-	--
Issuance of options for services	-	-	121,977	-	-	-	121,977
Issuance of warrants for services	-	-	630,920	-	-	-	630,920
Net loss	-	-	-	(3,761,652)	-	-	(3,761,652)

Balance June 30, 2020	66,011,665	$6,602	$25,418,063	$(22,580,169)	$-	$-	$2,844,496

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,466,991)	$(2,523,222)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of debt	810,518	(1,856)
Stock based compensation	1,080,701	971,633
Amortization of right-of-use asset	-	4,199
Amortization of debt discount	468,192	-
Depreciation and amortization expense	880,522	6,052
Change in fair value of derivative liability	348,394	-
Loss on sale of fixed asset	11,970	-
Changes in operating assets and liabilities
Inventory	(575,911)	(47,350)
Settlement payable	(10,227)	-
Deposit	(101,575)	(270)
Accounts payable and accrued compensation	2,324,262	(30,621)
Accrued taxes	(1,294)	-
Accounts receivable	56,844	-
Other current asset	204,836	-
Prepaid	(6,000)	-
Net Cash Used In Operating Activities	(1,975,759)	(1,621,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	20,678	123,088
Cash payment for acquisition liability	(220,000)	(150,000)
Purchase of fixed assets	-	(40,339)
Net Cash Used In Investing Activities	(199,322)	(67,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock receivable	-	100,000
Proceeds from loan payable	1,140,000	-
Repayments of loan payable	-	(50,000)
Proceeds from loan payable - related party	-	23,726
Repayments of loan payable - related party	-	(8,705)
Common stock issued for cash	892,000	1,973,001
Net Cash Provided By Financing Activities	2,032,000	2,038,022

NET INCREASE (DECREASE) IN CASH	(43,081)	349,336

CASH AT BEGINNING OF PERIOD	266,869	5,249

CASH AT END OF PERIOD	$123,788	$354,585

Supplemental cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and consideration - business combination	$7,294,226	$-
Common stock and contingent consideration - business combination	$-	$2,597,978
Issuance of common stock and warrants for cancellation of debt	$-	$106,193
Lease liability recognized from right of use asset	$582,065	$266,869
Settlement of related party AP for related party debt	$30,000	$-
Issuance of common stock and warrants for settlement of AP	$94,000	$-

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

For the six months ended June 30, 2020, the Company had a net loss of $7,466,991 and working capital deficit of $11,507,823. The Company will require additional capital in order to continue its operations in the normal course of business.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim period ended June 30, 2020. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the year ended December 31, 2019 included within the Company’s Form 10-K filed with the SEC on May 22, 2020. The interim results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods. The December 31, 2019 Balance Sheet is derived from the Company’s audited financial statements but does not include all necessary disclosures for full U.S. GAAP presentation.

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

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Inventory

Inventory consists of finished goods and applicable capitalized costs and is stated at the lower of cost or net realizable value, on an average cost basis. Inventory is determined to be salable based on demand forecast within a specific time horizon. Inventory in excess of salable amounts is considered obsolete, at which point it is written down to its net realizable value.

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

Goodwill

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of June 30, 2020, no impairment of goodwill has been identified.

Goodwill
Balance, January 1, 2019	$-
Additions	1,271,718
Balance, December 31, 2019	1,271,718
Additions	549,281
Balance, June 30, 2020	$1,820,999

Intangible Assets

The Company’s intangible assets include the following at June 30, 2020:

	Cost Basis	Accumulated Amortization	Net at 6/30/2020	Estimated Life
Trade Names/Trademarks	$4,440,962	$(276,688)	$4,164,274	10
IP/Trade Secrets	3,053,060	(465,921)	2,587,139	5
License	1,064,684	(110,591)	954,093	15
Proprietary Software/Technology	4,189,000	(203,302)	3,985,698	7
Non-Compete Agreements	536,009	(183,752)	352,257	2
Customer Relations	211,000	(24,994)	186,006	7
Total Intangible Assets	$13,494,715	(1,265,248)	$12,229,467

The Company’s intangible assets include the following at December 31, 2019:

	Cost Basis	Accumulated Amortization	Net at 12/31/2019	Estimated Life
Trade Names/Trademarks	$1,918,962	$(95,324)	$1,823,638	10
IP/Trade Secrets	1,978,060	(195,616)	1,782,444	5
License	678,684	(22,463)	656,221	15
Proprietary Software/Technology	289,009	(69,742)	219,267	7
Customer Relations	152,000	(11,303)	140,697	7
Total Intangible Assets	$5,016,715	$(394,448)	$4,622,267

There was no impairment recorded to intangible assets as of June 30, 2020. Amortization expense was $870,800 and $0 for the six months ended June 30, 2020 and June 30, 2019, respectively. Amortization expense was $529,217 and $0 for the three months ended June 30, 2020 and June 30, 2019, respectively.

The future amortization expense intangible assets are as follows:

2020 (remainder)	$705,371
2021	2,119,392
2022	1,814,416
2023	1,728,525
2024	1,535,478
2025 and after	4,326,285
Total	$12,229,467

Cost of Sales

Cost of sales consists of:

Product costs: Product costs include the purchase price of products sold, which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for inventory.

Fulfillment costs and other: includes the costs of outbound shipping and handling and other costs related to delivering products to the customer.

The Company’s cost of sales for June 30, 2020 and 2019 are as follows:

Cost of Sales Type	Six months ended June 30, 2020	Six months ended June 30, 2019
Cost of Sales – Product Costs	$3,597,269	$29,700
Cost of Sales – Fulfilment Costs and Other	3,853,186	18,694
Total	$7,450,455	$48,394

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $320,152 and $93,277 for the six months ended June 30, 2020 and 2019, respectively. Advertising expense was $140,072 and $52,503 for the three months ended June 30, 2020 and 2019, respectively.

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

The Company’s stock based compensation expense was $1,080,701 and $971,633 for the six months ended June 30, 2020 and 2019, respectively. The Company’s stock based compensation expense was $752,897 and $623,939 for the three months ended June 30, 2020 and 2019, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of June 30, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(872,399)	$-	$-	$(872,399)	$(872,399)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(306,762)	$-	$-	$(306,762)	$(306,762)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020:

Fair Value Measurement Using Level 3
Inputs Total
Balance, January 1, 2019	$-
Debt Discount	305,424
Change in fair value of derivative liabilities	(1,338)
Balance, December 31, 2019	306,762
Extinguishment	(311,360)
Debt Discount	528,603
Change in fair value of derivative liabilities	348,394
Balance, June 30, 2020	$872,399

The level 3 financial instruments consist of embedded conversion features. The fair value of these embedded conversion features are estimated using a Black Scholes valuation model. The fair value of the derivative features were calculated using a Black-Scholes option model valued with the following assumptions:

	June 30, 2020	December 31, 2019
Exercise price	$0.50	$0.50
Risk free interest rate	0.16-1.12%	1.52-1.81%
Dividend yield	0.00%	0.00%
Expected volatility	97-157%	93-109%
Contractual term	0.63-1.19 Years	0.91-1.37
Estimated fair value of stock on grant date	$0.50-0.63	$0.50

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

During the six months ended June 30, 2020 and 2019, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $348,394 and $0 relating to the change in fair value, respectively.

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

Revenue Recognition

As of January 1, 2018, the Company adopted ASC 606. The adoption of ASC 606 (Revenue From Contracts With Customers) represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company used the Modified-Retrospective Method when adopting this standard. There was no accounting effect due to the initial adoption. To achieve this core principle, the Company applies the following five steps:

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended June 30, 2020	Revenue for the three months ended June 30, 2019	Revenue for the six months ended June 30, 2020	Revenue for the six months ended June 30, 2019
Delivery Income	$-	$18,973	$27,043	$34,343
Dispensary Cost Reimbursements	-	(28,559)	(7,528)	(63,346)
Delivery Income, net	-	(9,586)	19,515	(29,003)
Product Sales	5,672,305	75,410	7,848,238	75,410
Total	$5,672,305	$65,824	$7,867,753	$46,407

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 35 months to 37 months. Current facility leases include our offices in El Segundo California, Oakland California, and Sacramento California. Lease costs were $96,123 and $96,708 for the six months ended June 30, 2020 and 2019. There was no sublease rental income for the six months ended June 30, 2020 and 2019. Lease costs were $55,748 and $52,648 for the three months ended June 30, 2020 and 2019. There was no sublease rental income for the three months ended June 30, 2020 and 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2020 and December 31, 2019 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Components of total lease costs:
Operating lease expense	$96,123	$96,708
Total lease costs	$96,123	$96,708

Lease Positions as of June 30, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

	June 30, 2020	December 31, 2019
Assets
Right of use asset	$601,801	$115,859
Total assets	$601,801	$115,859

Liabilities
Operating lease liabilities – short term	$265,670	$40,217
Operating lease liabilities – long term	336,753	76,264
Total lease liability	$602,423	$116,481

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	3.33
Weighted average discount rate – operating lease	10.91%

Cash Flows

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$96,123	$44,823
Cash paydowns of operating liability	$(96,123)	$(42,601)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$(657,549)	$(390,109)
Lease Liability	$658,171	$369,986

The future minimum lease payments under the leases are as follows:

2020 (remainder)	$145,038
2021	250,543
2022	231,678
2023	39,178
Total future minimum lease payments	666,437
Less: Lease imputed interest	64,014
Total	$602,423

Excise and Sales Tax

The State of California and various local governments impose certain excise and state and local taxes on product sales. The Company’s policy is to include excise taxes as part of sales and cost of sales. The Company’s policy for various state and local sales taxes are to exclude them from revenue and cost of sales.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. For diluted earnings per common share, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2020, common stock equivalents are comprised of 23,694,750 warrants and 6,581,434 options.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

On October 4, 2019, the Company amended the Merger Agreement with GR/GW. As part of this amendment, the Company issued 5,000,000 warrants to purchase shares of the Company’s common stock to GR/GW. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon common stock consideration of 5,000,000 shares and eliminated the contingencies related to achieving certain milestones as set forth in the initial merger agreement. The fair value of the stock warrant granted was estimated using the Black-Scholes valuation model. These warrants were valued at $1,933,368.

As of June 30, 2020 and December 31, 2019, the Company owed a total of $619,125 and $583,886 on the acquisition, respectively. The amount owed as of June 30, 2020 consist of cash owed of $619,125.

Following the closing of the transaction, Ganjarunner’s financial statements as of the Closing Date were consolidated with the Condensed Consolidated Financial Statements of the Company.

The following presents the consideration paid for the acquisition of Ganjarunner and the purchase price allocation.

Purchase Price
Purchase Price	$2,987,254
Total purchase price	$2,987,254

Allocation of purchase price
Tangible Assets/(Liabilities)	$(459,464)
Trade Names/Trademarks	877,000
IP/Trade Secrets	801,000
License	306,000
Non-Compete Agreements	39,000
Customer Relationships	152,000
Goodwill	1,271,718
Total allocation of purchase price	$2,987,254

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

Pursuant to the Agreement, the Company agreed to pay to MH the following: $200,000 at Closing, $150,000 on or before December 20, 2019, $150,000 on or before June 30, 2020, $250,000 at the end of the twelfth (12th) month (on a rolling basis) following the Closing Date and $250,000 at the end of the twenty-fourth (24th) month (on a rolling basis) following the Closing Date. In addition, at Closing, the Company issued to MH 1,000,000 shares of its common stock. At the end of the twelfth month (on a rolling basis) from the Closing Date, the Company agreed to issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement and exercisable for a period of three (3) years from the date of issuance (the “2020 Warrants”). At the end of the twenty-fourth month (on a rolling basis) from the Closing Date, the Company shall issue to MH warrants to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price equal to the per share purchase price paid by investors of the Company’s then most recent private placement price, exercisable for a period of three (3) years from the date of issuance (the “2021 Warrants”). The 2020 Warrants and 2021 Warrants are subject to adjustment, based on the amount of gross revenue the Company recognized in connection with the Assets.

On October 4, 2019, the Company amended the Asset Purchase Agreement with Mountain High Recreation, Inc. As part of this amendment, the Company issued 5,000,000 warrants to purchase shares of the Company’s common stock to Mountain High Recreation, Inc. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon share and warrant consideration and eliminated the contingencies related to the gross revenue recognized in connection with the assets. The fair value of the stock warrant granted was estimated using the Black-Scholes valuation model. These warrants were valued at $1,933,368.

As of June 30, 2020 and December 31, 2019, the Company owed a total of $772,857 and $708,347 on the acquisition, respectively. The amount owed as of June 30, 2020 consist of cash owed of $772,857.

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

As of June 30, 2020 and December 31, 2019, the Company owed a total of $1,137,294 and $0 on the acquisition, respectively. The amount owed as of June 30, 2020 consist of cash owed of $492,306 and 1,333,333 shares of common stock value at $644,988.

The following presents the consideration paid for the asset acquisition of Budee, Inc. and the preliminary purchase price allocation. These amounts are provisional and may be adjusted during the measurement period. During the seconds quarter of 2020 the assumed liabilities was increase by $160,000 which lead to an increase in Goodwill for the same amount.

Purchase Price
Cash	$690,504
Stock	6,603,722
Assumed liabilities	1,818,538
Total purchase price	$9,112,764

Allocation of purchase price
Tangible Assets/(Liabilities)	$85,483
Trade Names/Trademarks	2,522,000
IP/Trade Secrets	1,075,000
License	386,000
Proprietary Software/Technology	4,189,000
Non-Compete Agreements	247,000
Customer Relationships	59,000
Goodwill	549,281
Total allocation of purchase price	$9,112,764

The following presents the unaudited pro-forma combined results of operations of the Company with the Ganjarunner and Budee Businesses as if the entities were combined on January 1, 2019.

	Six Months	Six Months
	June 30, 2020	June 30, 2019
Gross Revenue	$8,550,118	$6,337,388
Gross Profit	$1,099,663	$5,121,530
Net loss	$(7,319,946)	$(793,475)
Net loss per share, basic and diluted	$(0.13)	$(0.02)
Weighted average number of shares outstanding	55,819,112	46,179,458

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

In connection with the JV Agreement, the Company and Budee agreed to share certain expenses between the Company and Budee, Inc. The Company is also allowed to charge an additional 10% fee on any of these charged back expenses. The Company charged back expenses to Budee totaling $96,610 during the first quarter of 2020. In addition, pursuant to the JV Agreement the Company agreed to pay certain obligations of Budee Inc. of $250,000. As of June 30, 2020, the Company has not paid this amount. As a result of the merger agreement the Company derecognized a non-controlling interest of $656,189 attributable to the Joint Venture in the Statement of Stockholder’s Equity. See Note 4.

NOTE 6 – NOTES PAYABLE

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000 in three equal installments, with the final installment advanced on October 30, 2019. The Note matures on August 28, 2020 and is the senior obligation of the Company. The Note’s principal balance of $1,000,000 bears interest at a rate of 10% per annum and interest payments are payable on a monthly basis. The funds from this loan were distributed in three parts with $333,333 being issued on August 30, 2019, September 30, 2019 and October 30, 2019. An additional $497,000 was received in excess of the original note as of December 31, 2019. These amounts were subject to the same terms as the original note. An additional $1,140,000 was received in excess of the original note during the first quarter of 2020. The principal of the note was amended on January 31, 2020 to be $2,637,000. This amendment also changed the maturity date of the note to February 14, 2021. As of June 30, 2020, the Company had received $2,637,000 in funds from the note. Pursuant to the Note, the Holder has the right to convert all or part of the Note to shares of common stock of the Company at a price equivalent to a value of $0.50 per share of common stock on an as-converted basis. As additional consideration for entering into the exchange, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The Company also recognized a derivative liability in connection with the note valued at $567,335 as of December 31, 2019 and $871,391 as of June 30, 2020. The derivative occurred due to anti-dilution provisions contained in the conversion feature of the note.

To determine how to account for the modification of the Note, the Company performed a net present value test to compare the old note with the new note discounted at the effective interest rate of the original note. Since the change in the net present value between the two notes exceeded 10% of the value of the original note, the note modification needed to be accounted for as an extinguishment of debt. As part of this the Company recognized a $810,518 loss on the extinguishment of debt for the old note. The loss is due to $1,497,000 from the extinguishment of the note, $311,360 from the extinguishment of the derivative offset by $499,505 from the extinguishment of the debt discount and $2,119,373 from the recognition of the new note. The Company recognized a debt discount on the new note of $528,603 at the date of issuance. The Company recognized $126,586 and $210,050 in amortization on the debt discount during the three and six months ended June 30, 2020, respectively, leaving a remaining debt discount of $318,553 at June 30, 2020.

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

During the year ended December 31, 2019, the Company entered into a loan agreement with the, Brian Hayek, the Company’s Chief Financial Officer and a member of its board of directors. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible Note in the principal amount of $188,743 with an interest rate of 10%. As of June 30, 2020, the amount due on this loan was $184,667. The note is convertible into shares of the Company’s equity securities at a price of $0.50 per share or preferred stock designated by the parties in an amount equivalent to a value of $0.50 per share on an as converted basis. The obligation of the Note is an obligation of the Company other than obligations specifically designated otherwise by the Company. In addition, the Company issued Mr. Hayek warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share which warrants terminate five years after their issuance. As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature resulting in a debt discount of $102,111 as of the date of issuance. The Company had a remaining debt discount of $101,831 at December 31, 2019. The Company recognized $25,458 and $50,916 in amortization on the debt discount during the three and six months ended June 30, 2020, respectively, leaving a remaining debt discount of $50,916 at June 30, 2020.

On December 31, 2019, the Company entered into a loan agreement with Christian Schenk, the Company’s Chairman and Chief Executive Officer and a member of its board of directors, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. In connection with this loan, the Company issued Mr. Schenk a secured convertible note. The note is convertible into equity of the Company at a price of $0.50 per share of common stock. The note was funded with the proceeds from the settlement of $30,000 in accounts payable to Truck That, LLC and a check from Truck That, LLC in the amount of $20,000 (see Note 9). In addition, the Company issued Mr. Schenk warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.50 per share which warrants terminate five years after their issuance. As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature resulting in a debt discount of $28,585 as of the date of issuance. The Company had a remaining debt discount of $28,507 at December 31, 2019. The Company recognized $7,126 and $14,253 in amortization on the debt discount during the six months ended June 30, 2020, respectively, leaving a remaining debt discount of $14,253 at June 30, 2020.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the six months ended June 30, 2020, the Company issued 1,784,000 shares of common stock for cash of $892,000, 188,000 shares issued for the settlement of accounts payable, 10,628,611 shares issued for the exercise of warrant, and 450,000 shares issued for the exercise of options. 12,000,000 shares were issued relating to the merger with Budee. See Note 4.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock has been designated and none are issued and outstanding as of June 30, 2020 and December 31, 2019.

Warrants

There were 23,694,750 warrants outstanding as of June 30, 2020. The fair value of each stock warrant granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.05 - $0.50
Expected dividend yield	0%
Risk free interest rate	0.23% - 1.71%
Expected life in years	3-7
Expected volatility	133% - 148%
Estimated fair value of stock on grant date	$0.50 – $0.73

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

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants
Outstanding January 1, 2019	9,131,250	0.19	3.83
Granted	27,658,000	0.44	4.29
Forfeited	(7,545,500)	0.34	4.48
Outstanding December 31, 2019	29,243,750	$0.39	4.10
Granted	7,551,000	0.24	2.86
Exercised	(13,100,000)	0.33	4.16
Outstanding June 30, 2020	23,694,750	$0.37	3.04

Nonvested Warrants	Shares
Nonvested at January 1, 2019	-
Granted	27,658,000
Vested	(19,762,500)
Forfeited	(7,545,500)
Nonvested at December 31, 2019	350,000
Granted	7,551,000
Vested	(7,609,333)
Nonvested at June 30, 2020	291,667

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

During the second quarter of 2020, the Company issued warrants to purchase an aggregate of 2,216,000 shares of common stock of the Company at an exercise price of $0.55 or $0.50 per share. The warrants may be exercised on a cashless basis and have a term of three, or five years. 986,000 warrants were issued for consulting services, 120,000 warrants issued for the settlement of accounts payable, and 1,110,000 warrants in connection with stock sold.

The Company recognized a stock compensation expense of $837,185 and $620,585 six months ended June 30, 2020 and 2019, related to warrants.

The Company recognized a stock compensation expense of $630,920 and $516,953 three months ended June 30, 2020 and 2019, related to warrants.

Options

There were 6,581,434 options outstanding as of June 30, 2020. The fair value of each stock option granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

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

A summary of options issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value
Options
Outstanding January 1, 2019	4,854,692	0.04	3.00	0.19
Granted	6,210,022	0.16	5.13	0.24
Forfeited	(3,184,781)	0.19	3.53	0.19
Outstanding December 31, 2019	7,879,933	$0.14	4.74	$0.24
Granted	112,500	0.59	2.73	0.40
Exercised	(450,000)	0.10	5.66	0.20
Forfeited	(960,999)	0.97	14.41	0.24
Outstanding June 30, 2020	6,581,434	$0.15	4.47	$0.24

Nonvested Shares	Shares
Nonvested at January 1, 2019	3,641,019
Granted	6,210,022
Vested	(2,840,194)
Forfeited	(3,184,781)
Nonvested at December 31, 2019	3,826,066
Granted	112,500
Vested	(883,445)
Forfeited	(631,390)
Nonvested at June 30, 2020	2,423,731

During the first quarter of 2020, the Company issued stock options to purchase an aggregate of 112,500 shares of common stock of the Company at an exercise price of $0.59 per share. The options expire in three years from the grant date.

During the second quarter of 2020, the Company issued no stock options.

The Company recognized a stock compensation expense of $243,516 and $351,048 respectively for the six months ended June 30, 2020 and 2019, related to stock options.

The Company recognized a stock compensation expense of $121,977 and $106,986 respectively for the three months ended June 30, 2020 and 2019, related to stock options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Carla Baumgartner, Chris Haas, and Eric Steele (“Plaintiff”) filed a Complaint against Driven Deliveries, Inc. (“Driven”), and Brian Hayek and Christian Schenk, individually, on November 26, 2019 in San Diego County Superior Court, Case No. 37-2019-00063208. In June 2019, Driven entered into a Merger Agreement with Ganjarunner, Inc. (“Ganjarunner”), whereby Driven acquired Ganjarunner. Plaintiffs, the former owners of Ganjarunner, allege in their First Amended Complaint causes of action for Breach of the Merger Agreement, Fraudulent Inducement, Fraudulent Concealment, Negligent Misrepresentation, Breach of Fiduciary Duty, Violation of Corporate Code § 25401, Conversion, Unfair Competition, and Violation of Penal Code §496. On February 18, 2020, Driven filed a Demurrer to Plaintiffs’ First Amended Complaint challenging seven of Plaintiffs’ nine causes of action. The hearing on the demurrer, original set for May 1, 2020, has been continued indefinitely due to Court closures. The Company intends to vigorously defend against this action. See Note 10 for settlement details.

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

On January 3, 2020, the Company entered into a consulting agreement. As part of this agreement the Company will pay the Consultant $10,000 upon signing of the agreement and an additional $15,000 30 days and 60 days after the signing of the agreement. The Company will also issue 80,000 warrants to purchase the shares of the Company’s common stock at an exercise price of $0.50 per share and a term of seven years. On June 3, 2020 this agreement was amended to issue cashless warrant for an 200,000 in lieu of the 80,000 previous warrants with a cashless exercise price of $0.50 and the payment schedule was updated to $10,000.00 on January 1, 2020; $5,000.00 on February 1, 2020; $15,000.00 on March 1, 2020; $10,000.00 on April 1, 2020; $10,000.00 on May 1, 2020; and $11,500.00 June 1, 2020

On April 23, 2020, the Company entered into a consulting agreement for investor relation services. As part of this agreement the Company will pay a monthly fee of $8,000. This monthly fee will also increase by 5% every 12 months of service.

On March 1, 2020 the Company entered into a consulting agreement. As part of this agreement the Company will issue the consultant a warrant for 250,000 shares of DRVD stock with a cashless exercise feature at an exercise price of $.50 per share and a 3 year expiration period.

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

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000. The principal of the note was amended on January 31, 2020 to be $2,637,000 As additional consideration, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The Company also recognized a derivative liability in connection with the note valued at $567,335 as of December 31, 2019 and $558,160 as of June 30, 2020. M2 is a related party due to the terms of the note giving them a seat on the board of directors of the Company. As of June 30, 2020 there was $2,637,000 outstanding on the note. There was an interest expense of $11,695 and $55,043 related to this note during the three and six months ended June 30, 2020, respectively. There is a total accrued interest of $55,043 as of June 30, 2020. See Note 6.

During the year ended December 31, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek, the Company’s Chairman and Chief Executive Officer and a member of the Company’s board of directors. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible, pursuant to which Mr. Hayek extended a loan to the Company in the amount of $188,743 with an interest rate of 10%. As of June 30, 2020, the amount due on this loan was $184,667. There was an interest expense of $4,604 and $9,208 related to this note during the three and six months ended June 30, 2020, respectively. There is a total accrued interest of $14,360 as of June 30, 2020.

On December 31, 2019, the Company entered into a loan agreement with Christian Schenk, the Company’s Chairman and Chief Executive Officer and a member of the Company’s board of directors, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. As of June 30, 2020, the amount due on this loan was $50,000. There was an interest expense of $1,233 and $2,493 related to this note during the three and six months ended June 30, 2020, respectively. There is a total accrued interest of $2,506 as of June 30, 2020.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 13, 2020 the Company reached a settlement agreement with Carla Baumgartner, Chris Haas, and Eric Steele (“Plaintiff”) who filed a Complaint against Driven Deliveries, Inc. (“Driven”), and Brian Hayek and Christian Schenk, individually, on November 26, 2019 in San Diego County Superior Court, Case No. 37-2019-00063208. As part of the settlement agreement Driven shall issue and deliver 5,000,000 shares of restricted common stock of Driven (DRVD) to Plaintiffs, thereby nullifying the Amendment and the Warrants issued as part of the Amendment. Additionally cash consideration is due to the Platintiffs on the following schedule: 1) One Hundred Seventy-Five Thousand Dollars ($175,000) immediately upon the signing of the agreement (“Effective Date”); 2) Eighty-Five Thousand Dollars ($85,000) within fourteen (14) days following the Effective Date 3) One Hundred Seventy-Five Thousand Dollars ($175,000) within thirty (30) days following the Effective Date; 4) Seventy-Five Thousand Dollars ($75,000) within sixty (60) days following the Effective Date; and 5) Three Hundred Thousand Dollars ($300,000) on or before July 1, 2021.

On July 27 2020, the Company sold 2,600,000 shares of the Company’s common stock and 2,600,000 warrants to purchase shares of the company’s common stock for $1,300,000. As part of this investment the Company also paid $104,000 and issued 208,000 warrants to purchase shares of the company’s common stock a funding fee for effectuating the investment. These warrants have an exercise price of $0.55 per share and a term of three years.

On July 28, 2020, the Company entered into a convertible promissory note with a principal of $1,050,000. The note will accrue a one time interest charge of 8%. The note converts to The Company’s common stock at a rate of $0.50 per share. This note has an original issuance discount of $37,500. The proceeds of the note will be paid out in two tranches, the first for $750,000 upon the execution of the note and the second for $250,000 30 days after the original funding. Each tranche will be due 12 months from the date of the funding. The Company can prepay the note based on the days the note is outstanding. If the note is outstanding for less than 90 days then 105% of the principal will be paid, at 91-120 day 110% of the principal will be paid, at 121-180 days 115% of the principal will be paid, and at 181-365 days 120% of the principal will be paid. As part of the note the Company will issue 100,000 share of the Company’s common stock to the note holder.

On July 19, 2020, the Company issued a promissory note for $500,000. The effective date of the note is June 19, 2020. This note will accrue 6% interest and a default interest rate of 8%. This note will be issued in three tranches with $200,000 being 10 days after the execution of the note, $200,000 being issued 30 days after the note and $100,000 being issued 45 days after the note.

On August 6, 2020, the Company filed an S-1. With this S-1 the Company is making an offering of up to 10,000,000 shares of common stock. See the S-1 filed with the SEC on August 6, 2020.

On July 6, 2020 Chris DeSousa resigned as a Director of Driven Deliveries, Inc., effective immediately. Mr. DeSousa’s resignation was not the result of any dispute or disagreement with Company or the Company’s board of Directors on any matter relating to the operations, policies or practices of the Company.

On August 7, 2020, Salvador Villanueva, the Company’s president, was appointed to the Company’s board of directors.

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

In April of 2020 the Company launched is Brand Budee program. This program extends the Driven’s cannabis delivery network to partner brands who can now sell their legal cannabis products directly to their consumers on their own website. The solution brings the same online shopping experience for both cannabis brands selling their products and cannabis consumers looking for delivery. At the close of this quarter, our Brand Budee program had converted 2,355 new customers and generated 2,516 orders.

In June of 2020 the company executed an agreement with Stem Holdings, Inc. (OTCQB: STMH CSE: STEM) a leading vertically-integrated cannabis cultivation, processing, extraction, retail, and distribution provider to collaborate on e-commerce and distribution. This pilot launched Driven’s Delivery as a Service model with Stem Holdings’ full-service medical dispensary, Foothill Health & Wellness, which services the El Dorado County and the suburbs of Sacramento.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the six months ended June 30, 2020, show a net loss of $7,466,991. We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2020 compared to Three and Six Months Ended June 30, 2019.

Revenue

During the six months ended June 30, 2020, the Company recorded revenue in the amount of $7,867,753. The revenue for the period ended June 30, 2020 was comprised of product sales of $7,848,238, and dispensary delivery income of $19,515. This left the Company with a gross profit of $417,298 for the six months ended June 30, 2020. The Company had revenue of $46,407 during the six months ended June 30, 2019. The revenue for the period ended June 30, 2019 was comprised of dispensary cost reimbursements of $63,346 offsetting the dispensary delivery income of $34,343 and product sales of $62,607. The change in revenue between the three months ended June 30, 2020, and 2019 resulted from the Company’s pivot to the a direct to consumer cannabis retail business delivery service through the acquisition of Ganjarunner on June 24 2019, the acquisition of Budee on February 27, 2020. The Company’s dispensary-to-consumer delivery service was discontinued on March 31, 2020. Higher sales volume was also driven by organic growth initiatives as the Company expanded its marketing initiatives, which led to increases in the number of orders completed order.

During the three months ended June 30, 2020, the Company recorded revenue in the amount of $5,672,305. The revenue for the period ended June 30, 2020 was comprised of product sales of $5,626,541. This left the Company with a negative gross profit of $73,763 for the three months ended June 30, 2020. The Company had revenue of $65,824 during the three months ended June 30, 2019. The revenue for the period ended June 30, 2019 was comprised of dispensary cost reimbursements of $28,559 offsetting the dispensary delivery income of $18,973 and product sales of $62,607. The change in revenue between the three months ended June 30, 2020, and 2019 resulted from the Company expanding its operations and acquisition of Ganjarunner in 2019, the acquisition of Budee in 2020, and the Company’s pivot to the a direct to consumer delivery service and the acquisition of other cannabis delivery services.

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

Gross Profit

During the six months ended June 30, 2020, we incurred gross profit of $417,298. This is due to revenue of $7,867,753 and Cost of Sales – Product Costs of $3,597,269 and Cost of Sales – Fulfilment Costs of $3,853,186 for a total Cost of Goods Sold of $7,450,455.

During the six months ended June 30, 2019, we incurred gross profit loss of ($1,987). This is due to revenue of $46,407 and Cost of Sales – Product Costs of $29,700 and Cost of Sales – Fulfilment Costs of $18,694 for a total Cost of Goods Sold of $48,394.

Product costs: Product costs include the purchase price of products sold, which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for inventory.

Fulfillment costs and other: includes the costs of outbound shipping and handling and other costs related to delivering products to the customer.

The Company’s Gross Profit for June 30, 2020 and 2019 are as follows:

Gross Profit	Six months ended June 30, 2020	Six months ended June 30, 2019
Revenue	$7,867,753	$46,407
Cost of Sales – Product Costs	3,597,269	29,700
Cost of Sales – Fulfilment Costs and Other	3,853,186	18,694
Total Cost of Goods Sold	$7,450,455	$48,394
Gross Profit	$417,298	$(1,987)

During the three months ended June 30, 2020, we incurred gross profit loss of ($73,763). This is due to revenue of $5,972,305 and Cost of Sales – Product Costs of $2,485,730 and Cost of Sales – Fulfilment Costs of $3,260,338 for a total Cost of Goods Sold of $5,746,068.

During the three months ended June 30, 2019, we incurred gross profit of $17,340. This is due to revenue of $65,824 and Cost of Sales – Product Costs of $29,700 and Cost of Sales – Fulfilment Costs of $18,694 for a total Cost of Goods Sold of $48,394.

Gross Profit	Three months ended June 30, 2020	Three months ended June 30, 2019
Revenue	$5,972,305	$65,824
Cost of Sales – Product Costs	2,485,730	29,700
Cost of Sales – Fulfilment Costs and Other	3,260,338	18,694
Total Cost of Goods Sold	$5,746,068	$48,394
Gross Profit	$(73,763)	$17,340

Operating Expenses

During the six months ended June 30, 2020, we incurred a loss from operations of $5,709,316. This is due to professional fees of $847,178, compensation of $2,794,702 including stock-based compensation of $1,080,701, general and administrative of $2,023,364 and sales and marketing of $461,370.

During the six months ended June 30, 2019, we incurred a loss from operations of $2,514,219. This is due to professional fees of $508,870, compensation of $1,496,653 including stock-based compensation of $971,633, general and administrative of $413,432 and sales and marketing of $93,277.

During the three months ended June 30, 2020, we incurred a loss from operations of $3,123,512. This is due to professional fees of $396,563, compensation of $1,435,698 including stock-based compensation of $971,633, general and administrative of $936,871 and sales and marketing of $280,617.

During the three months ended June 30, 2019, we incurred a loss from operations of $1,570,224. This is due to professional fees of $341,133, compensation of $959,470 including stock-based compensation of $623,939, general and administrative of $234,568 and sales and marketing of $52,503.

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

Compensation

The Company’s compensation for the six months June 30, 2020 and 2019 are as follows:

Compensation Type	Six months ended June 30, 2020	Six months ended June 30, 2019
Salary and Wages	$1,714,001	$525,020
Stock Option and Warrant Compensation	1,080,701	971,633
Total Compensation	$2,794,702	$1,496,653

The Company’s compensation for the three months June 30, 2020 and 2019 are as follows:

Compensation Type	Three months ended June 30, 2020	Three months ended June 30, 2019
Salary and Wages	$752,897	$623,939
Stock Option and Warrant Compensation	682,801	335,531
Total Compensation	$1,435,698	$959,470

These amounts only include compensation found in the compensation line item on the statement of operations and does not include compensation recorded to cost of sales.

The increase in salaries and wages from June 30, 2019 to June 30, 2020 was due to the merges with Ganjarunner and Budee.

Other Expenses

During the six months ended June 30, 2020, the Company incurred interest expense of $586,793 which was comprised of an accrued interest expense of $118,601 and a debt discount of $364,227, a loss on the sale of fixed assets of $11,970, a loss on the extinguishment of debt of $810,518, and a loss on the change in the fair value of derivative liabilities of $348,394.

During the three months ended June 30, 2020, the Company incurred interest expense of $323,901 which was comprised of an accrued interest expense of $60,765 and a debt discount of $159,171, and a loss on the change in the fair value of derivative liabilities of $314,239.

During the six months ended June 30, 2019, the Company incurred interest expense of $10,858 and a gain on extinguishment of debt of $1,855.

During the three months ended June 30, 2019, the Company incurred interest expense of $691 and a gain on extinguishment of debt of $2,080.

The increase in other income of $1,748,672 was the result of interest and the amortization of debt discount on the Company’s notes payable, the extinguishment of debt, and derivative expense related to a note payable.

Net Loss

For the six months ended June 30, 2020, our net loss was $7,466,991 as compared to net loss of $2,523,222 for the prior period June 30, 2019. The increase in net loss of $4,943,769 was related primarily to the Company pivoting to a new business model and the cost of integrating acquisitions and the gain on the extinguishment of debt.

For the three months ended June 30, 2020, our net loss was $3,761,652 as compared to net loss of $1,568,835 for the prior period June 30, 2019. The increase in net loss of $2,192,817 was related primarily to the Company pivoting to a new business model and the cost of integrating acquisitions.

Full Year 2019 Pro Forma Income with Budee, Inc. and Ganjarunner, Inc Acquisitions

The results on this report do not provide a complete picture of the Company’s performance had the Budee, Inc. acquisition taken place at the beginning of 2020. On February 27, 2020, the Company acquired Budee Inc., and only the revenue from February 28, 2020 forward is included in the financial statements in this report.

The following presents the unaudited Pro-forma combined results of operations of the Company with the Budee, Inc. The 2 entities were combined on January 1, 2019.

	Six Months	Six Months
	June 30, 2020	June 30, 2019
Gross Revenue	$8,550,118	$6,337,388
Gross Profit	$1,099,663	$5,121,530
Net loss	$(7,319,946)	$(793,475)
Net loss per share, basic and diluted	$(0.13)	$(0.02)
Weighted average number of shares outstanding	55,819,112	46,179,458

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results or to project potential operating results as of any future date or for any future periods. These are meant to show what would have been attained had the acquisitions been completed as of January 1, 2019.

Liquidity and Capital Resources

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of June 30, 2020, we had cash of $123,788 and working capital deficit of $11,507,823. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of 2020. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations.

As of June 30, 2020, we had a working capital deficit of $11,507,823 as compared to $4,011,527 as of December 31, 2019. There was an increase in working capital deficit of $7,496,296.

Cash used in operating activities was $1,975,759 for the six months ended June 30, 2020 and $1,621,435 for the prior period ended June 30, 2019. The increase in cash used in operating activities was due to an increase in net loss, an increase in accounts payable and accrued expenses, gain on extinguishment of debt, and increase in stock based compensation, an increase in amortization of debt discount, and an increase in inventory.

Cash used in investing activities during the six months ended June 30, 2020 and 2019 was $199,322 and $67,251, respectively. The decrease in investing activities was due to cash acquired in the acquisition and a decrease in the purchase of fixed assets.

Cash provided by financing activities during the six months ended June 30, 2020 and 2019 was $2,032,000 and $2,038,022, respectively. The decrease is a result of an increase in the proceeds from loan payables offset by a decrease in the sale of common stock.

Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated a net income.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2020, incurred a net loss of $7,466,991, which was primarily associated with an increase in operating expenses, we had a working capital deficit of $11,507,823, and a shareholders’ equity of $2,844,496. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

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

The Company’s stock based compensation expense was $1,080,701 and $971,633 for the six months ended June 30, 2020 and 2019, respectively. The Company’s stock based compensation expense was $752,897 and $623,939 for the three months ended June 30, 2020 and 2019, respectively.

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

Revenue Recognition

As of January 1, 2018, the Company adopted ASC 606. The adoption of ASC 606 (Revenue From Contracts With Customers) represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company used the Modified-Retrospective Method when adopting this standard. There was no accounting effect due to the initial adoption. To achieve this core principle, the Company applies the following five steps:

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended June 30, 2020	Revenue for the three months ended June 30, 2019	Revenue for the six months ended June 30, 2020	Revenue for the six months ended June 30, 2019
Delivery Income	$-	18,973	27,043	34,343
Dispensary Cost Reimbursements	-	(28,559)	(7,528)	(63,346)
Delivery Income, net	-	(9,586)	19,515	(29,003)
Product Sales	5,672,305	75,410	7,848,238	75,410
Total	$5,672,305	65,824	7,867,753	46,407

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal first quarter ended June 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2020 the Company reached a settlement agreement with the Plaintiff. As part of the settlement agreement the Company shall issue and deliver to the Plaintiffs 5,000,000 shares of the Company’s restricted common stock Plaintiffs, and the warrants issued to the Plaintiffs shall be null and void. Additionally cash consideration is due to the Plaintiffs on the following schedule: 1) One Hundred Seventy-Five Thousand Dollars ($175,000) immediately upon the signing of the agreement (“Effective Date”); 2) Eighty-Five Thousand Dollars ($85,000) within fourteen (14) days following the Effective Date 3) One Hundred Seventy-Five Thousand Dollars ($175,000) within thirty (30) days following the Effective Date; 4) Seventy-Five Thousand Dollars ($75,000) within sixty (60) days following the Effective Date; and 5) Three Hundred Thousand Dollars ($300,000) on or before July 1, 2021.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

For the six months ended June 30, 2020, the Company sold a total of 1,784,000 shares of its common stock to 24 accredited investors, for an aggregate purchase price of $892,000.

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

Date: August 10, 2020	Driven Deliveries, Inc.

	By:	/s/ Christian Schenk
Christian Schenk
Chairman and Chief Executive Officer
(Principal Executive Officer)