Form 10-Q
period 2020-09-30
Driven Deliveries, Inc.
filed 2020-11-23
CIK 1629606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

As of November 19, 2020, there were 77,517,539 shares of the issuer’s common stock outstanding.

Driven Deliveries, Inc.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$511,318	$266,869
Accounts receivable	69,571	127,747
Receivable from merchant processor	-	206,734
Due from affiliate	-	346,610
Inventory	247,282	149,946

TOTAL CURRENT ASSETS	828,171	1,097,906

Notes receivable	500,000	-
Prepaid expenses	107,231	-
Intangible assets, net	11,677,585	4,622,267
Goodwill	1,820,999	1,271,718
Right of use asset	544,032	115,859
Fixed assets, net	52,626	81,839
Deposit	191,213	61,138

TOTAL ASSETS	$15,721,857	$7,250,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$3,097,922	$1,238,239
Accrued expenses	3,417,195	462,414
Accrued taxes	782,874	784,168
Settlement payable	642,045	352,272
Notes payable, net of unamortized debt discount of $333,728 and $480,108 as of September 30, 2020 and December 31, 2019, respectively	3,338,772	1,016,892
Notes payable - related party, net of unamortized debt discount of $32,226 and $234,667 as of September 30, 2020 and December 31, 2019, respectively	202,441	-
Lease liability	257,772	40,217
Derivative liability	178,108	306,762
Acquisition liability	1,956,497	908,469

TOTAL CURRENT LIABILITIES	13,873,626	5,109,433

Lease liability - long term	286,260	76,264
Acquisition liability - long term	-	442,617

TOTAL LIABILITIES	14,159,886	5,628,314

COMMITMENTS AND CONTINGENCIES – Note 8

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 77,517,539 and 40,961,054 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7,752	4,096
Additional paid in capital	31,436,888	17,387,684
Accumulated deficit	(29,882,669)	(15,241,762)
TOTAL STOCKHOLDERS’ EQUITY	1,561,971	2,150,018

NON-CONTROLLING INTEREST	-	(527,605)

TOTAL STOCKHOLDERS’ EQUITY	1,561,971	1,622,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,721,857	$7,250,727

See accompanying notes to the condensed consolidated financial statements.

DRIVEN

DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUE
Gross Sales	$7,212,418	$1,237,885	$16,608,963	$1,284,292
Discounts and returns	1,232,543	25,222	2,761,335	25,222
Net Sales	5,979,875	1,212,663	13,847,628	1,259,070

Cost of goods sold - Product costs	2,598,193	458,239	6,195,462	458,239
Cost of goods sold - Fulfilment Costs and Other	5,372,005	97,536	9,225,191	145,930
Total Cost of goods sold	7,970,198	555,775	15,420,653	604,169

Gross Profit (Loss)	(1,990,323)	656,888	(1,573,025)	654,901

OPERATING EXPENSES
Professional fees	413,906	296,735	1,261,084	805,605
Compensation, includes stock-based compensation of $1,941,362 and $5,007,996 for the three months ended September 30, 2020 and 2019 and $3,022,063 and $5,979,629 for the nine months ended September 30, 2020 and 2019	2,848,861	5,691,843	5,643,563	7,188,496
General and administrative expenses	2,219,705	709,536	4,243,070	1,122,968
Sales and marketing	355,733	134,142	817,103	227,419
Total Operating Expenses	5,838,205	6,832,256	11,964,820	9,344,488

NET LOSS FROM OPERATIONS	(7,828,528)	(6,175,368)	(13,537,845)	(8,689,587)

OTHER EXPENSES
Interest expense	(168,263)	(52,318)	(755,056)	(63,176)
Loss on sale of fixed asset	-	23,727	(11,970)	25,582
Change in fair value of derivative liability	694,291	(807,250)	345,897	(807,250)
Gain (loss) on extinguishment of debt	-	521,387	(810,518)	521,387
Total Other Expenses	526,028	(314,454)	(1,231,647)	(323,457)

Net loss before provision for income taxes	(7,302,500)	(6,489,822)	(1,231,647)	(9,013,044)

Provision for Income Taxes	-	169,166	-	169,166

NET LOSS	(7,302,500)	(6,658,988)	(14,769,492)	(9,182,210)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	(128,584)	-

NET LOSS ATTRIBUTABLE TO DRIVEN DELIVERIES, INC. & SUBSIDIARY	$(7,302,500)	$(6,658,988)	$(14,640,908)	$(9,182,210)

Net loss per share - basic and diluted	$(0.10)	$(0.12)	$(0.24)	$(0.19)

Weighted average number of shares outstanding during the period - basic and diluted	72,054,338	54,222,493	61,263,796	48,886,493

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common		Additional Paid-in	Accumulated	Non- controlling	Stock Subscription	Total Stockholders’
	Shares	Par	Capital	Deficit	Interest	Receivable	Deficit

Balance January 1, 2019	40,875,014	$4,088	$2,425,275	$(2,681,192)	$-	$(100,000)	$(351,829)
Sale of common stock	5,060,000	506	1,011,494	-	-	-	1,012,000
Issuance of options for services	-	-	244,062	-	-	-	244,062
Issuance of warrants for services	-	-	103,632	-	-	-	103,632
Issuance of common stock and warrants for cancellation of debt	375,000	37	53,823	-	-	-	53,860
Proceeds from stock subscription receivable	-	-	-	-	-	100,000	100,000
Net loss	-	-	-	(954,387)	-	-	(954,387)

Balance March 31, 2019	46,310,014	$4,631	$3,838,286	$(3,635,579)	$-	$-	$207,338

Sale of common stock	3,005,000	$301	$960,700	$-	$-	$-	$961,001
Issuance of options for services	-	-	106,986	-	-	-	106,986
Issuance of warrants for services	-	-	516,953	-	-	-	516,953
Issuance of common stock for conversion of debt	261,665	26	52,307	-	-	-	52,333
Issuances of common stock for acquisition	1,000,000	100	499,900	-	-	-	500,000
Net loss	-	-	-	(1,568,835)	-	-	(1,568,835)

Balance June 30, 2019	50,576,679	$5,058	$5,975,132	$(5,204,414)	$-	$-	$775,776

Sale of common stock	1,320,000	132	659,868	-	-	-	660,000
Cancelation of stock from legal settlement	(12,272,616)	(1,227)	(121,499)	-	-	-	(122,726)
Cancelation of stock from debt	(2,500,000)	(250)	-	-	-	-	(250)
Issuance of options for services	-	-	118,065	-	-	-	118,065
Issuance of warrants for services	-	-	4,890,181	-	-	-	4,890,181
Issuance of common stock for conversion of warrants	5,072,812	507	(507)	-	-	-	-
Warrants issued with notes	-	-	418,541	-	-	-	418,541
Issuances of common stock for acquisition	1,960,756	196	1,709,804	-	-	-	1,710,000
Net loss	-	-	-	(6,658,988)	-	-	(6,658,988)

Balance September 30, 2019	44,157,671	$4,416	$13,649,585	$(11,683,402)	$-	$-	$1,790,599

	Common		Additional Paid-in	Accumulated	Non- controlling	Stock Subscription	Total Stockholders’
	Shares	Par	Capital	Deficit	Interest	Receivable	Deficit
Balance January 1, 2020	40,961,054	$4,096	$17,387,684	$(15,241,762)	$(527,605)	$-	$1,622,413
Sale of common stock	674,000	68	336,932	-	-	-	337,000
Issuance of options for services	-	-	121,539	-	-	-	121,539
Issuance of warrants for services	-	-	206,265	-	-	-	206,265
Warrants issued with notes	-	-	622,373	-	-	-	622,373
Issuances of common stock for merger	12,000,000	1,200	5,998,800	-	-	-	6,000,000
Reclassification of non-controlling interest for merger	-	-	(656,189)	-	656,189	-	-
Net loss	-	-	-	(3,576,755)	(128,584)	-	(3,705,339)

Balance March 31, 2020	53,635,054	$5,364	$24,017,404	$(18,818,517)	$-	$-	$5,204,251

Sale of common stock	1,110,000	$111	$554,889	$-	$-	$-	$555,000
Issuance of common stock and warrants for settlement of AP	188,000	19	93,981	-	-	-	94,000
Issuance of common stock for exercise of warrants	10,628,611	1,063	(1,063)	-	-	-	-
Issuance of common stock for exercise of options	450,000	45	(45)	-	-	-	-
Issuance of options for services	-	-	121,977	-	-	-	121,977
Issuance of warrants for services	-	-	630,920	-	-	-	630,920
Net loss	-	-	-	(3,761,652)	-	-	(3,761,652)

Balance June 30, 2020	66,011,665	$6,602	$25,418,063	$(22,580,169)	$-	$-	$2,844,496

Sale of common stock, net of issuance costs	2,600,000	260	1,125,740	-	-	-	1,126,000
Issuance of common stock for settlement	5,000,000	500	2,749,500	-	-	-	2,750,000
Common stock issued with notes	100,000	10	133,333	-	-	-	133,343
Issuance of common stock for conversion of interest and penalties	1,088,893	108	69,162	-	-	-	69,270
Issuance of common stock for exercise of warrants	2,716,981	272	(272)	-	-	-	-
Issuance of options for services	-	-	67,797	-	-	-	67,797
Issuance of warrants for services	-	-	1,873,565	-	-	-	1,873,565
Net loss	-	-	-	(7,302,500)	-	-	(7,302,500)

Balance September 30, 2020	77,517,539	$7,752	$31,371,545	$(29,882,669)	$-	$-	$1,561,971

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,769,492)	$(9,182,210)
Adjustments to reconcile net loss to net cash used in operating activities
Gain/loss on extinguishment of debt	810,518	(521,387)
Stock-based compensation	3,022,063	5,979,629
Amortization of right-of-use asset	(621)	4,199
Amortization of debt discount	548,752	45,959
Depreciation and amortization expense	1,441,619	123,229
Change in fair value of derivative liability	(345,897)	807,250
Settlement expense paid in stock	2,144,606	-
Gain/loss on sale of fixed asset	11,970	(25,582)
Changes in operating assets and liabilities
Inventory	35,114	(107,679)
Settlement payable	289,773	-
Deposit	(101,575)	-
Accounts payable and accrued compensation	3,542,556	388,475
Accrued taxes	(1,294)	168,766
Accounts receivable	58,176	(5,993)
Other current asset	206,734	-
Prepaid expense	(107,231)	-
Net Cash Used In Operating Activities	(3,214,229)	(2,325,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	20,678	123,088
Cash payment for acquisition liability	(220,000)	(150,000)
Purchase of fixed assets	-	(40,537)
Contingent liability	-	(320,000)
Cash used in the acquisition of intangible assets	-	(200,000)
Net Cash Used In Investing Activities	(199,322)	(587,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid from loan receivable	(500,000)	-
Proceeds from stock receivable	-	100,000
Proceeds from loan payable	2,140,000	508,333
Repayments of loan payable	-	(50,000)
Proceeds from loan payable - related party	-	78,726
Repayments of loan payable - related party	-	(8,705)
Common stock issued for cash	2,018,000	2,633,001
Net Cash Provided By Financing Activities	3,658,000	3,261,355

NET INCREASE IN CASH	244,449	348,562

CASH AT BEGINNING OF PERIOD	266,869	5,249

CASH AT END OF PERIOD	$511,318	$353,811

Supplemental cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in conjunction with - business combination	$7,398,191	$-
Common stock and contingent consideration - business combination	$-	$5,944,827
Issuance of common stock and warrants for cancellation of debt	$-	$106,193
Issuance of common stock for conversion of interest and penalties	69,270	-
Lease liability recognized from right of use asset	$582,065	$266,869
Settlement of related party AP for related party debt	$30,000	$-
Issuance of common stock and warrants for settlement of AP	$94,000	$-
Debt discount on conversion feature	$-	$295,575
Settlement expense	$605,394	$-

See accompanying notes to the condensed consolidated financial statements.

DRIVEN DELIVERIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

For the nine months ended September 30, 2020, the Company had a net loss of $14,769,492 and working capital deficit of ($13,045,455). The Company will require additional capital in order to continue its operations in the normal course of business.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim period ended September 30, 2020. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the year ended December 31, 2019 included within the Company’s Form 10-K filed with the SEC on May 22, 2020. The interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods. The December 31, 2019 Balance Sheet is derived from the Company’s audited financial statements but does not include all necessary disclosures for full U.S. GAAP presentation.

Principles of consolidation

The consolidated condensed financial statements include the accounts of Driven Deliveries, Inc., and its wholly-owned subsidiaries, Budee, Inc., Ganjarunner, Inc. and Global Wellness, LLC. All intercompany balances and transactions have been eliminated in the consolidated condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of September 30, 2020 and 2019, there was no allowance for doubtful accounts deemed necessary.

Goodwill

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of September 30, 2020, no impairment of goodwill has been identified.

Goodwill
Balance, January 1, 2019	$-
Additions	1,271,718
Balance, December 31, 2019	1,271,718
Additions	549,281
Balance, September 30, 2020	$1,820,999

Intangible Assets

The Company’s intangible assets include the following at September 30, 2020:

	Cost Basis	Accumulated Amortization	Net	Estimated Life
Trade Names/Trademarks	$4,440,962	$(388,625)	$4,052,337	10
IP/Trade Secrets	3,053,060	(619,828)	2,433,232	5
License	1,064,684	(170,642)	894,042	15
Proprietary Software/Technology	4,189,000	(354,139)	3,834,861	7
Non-Compete Agreements	536,009	(251,304)	284,705	2
Customer Relations	211,000	(32,592)	178,408	7
Total Intangible Assets	$13,494,715	(1,817,130)	$11,677,585

The Company’s intangible assets include the following at December 31, 2019:

	Cost Basis	Accumulated Amortization	Net	Estimated Life
Trade Names/Trademarks	$1,918,962	$(95,324)	$1,823,638	10
IP/Trade Secrets	1,978,060	(195,616)	1,782,444	5
License	678,684	(22,463)	656,221	15
Proprietary Software/Technology	289,009	(69,742)	219,267	7
Customer Relations	152,000	(11,303)	140,697	7
Total Intangible Assets	$5,016,715	$(394,448)	$4,622,267

There was no impairment recorded to intangible assets as of September 30, 2020. Amortization expense was $1,422,682 and $0 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Amortization expense was $551,881 and $0 for the three months ended September 30, 2020 and September 30, 2019, respectively.

The future amortization expense intangible assets are as follows:

2020 (remainder)	$551,881
2021	2,119,392
2022	1,814,416
2023	1,728,525
2024	1,535,478
2025 and after	3,927,893
Total	$11,677,585

Cost of Sales

Cost of sales consists of:

Product costs: Product costs include the purchase price of products sold.

Fulfillment costs and other: includes the costs of outbound shipping and handling and other costs which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for inventory related to delivering products to the customer.

The Company’s cost of sales for September 30, 2020 and 2019 are as follows:

Cost of Sales Type	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cost of Sales – Product Costs	$6,195,462	$458,239
Cost of Sales – Fulfilment Costs and Other	9,225,191	145,930
Total	$15,420,653	$604,169

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $817,103 and $227,419 for the nine months ended September 30, 2020 and 2019, respectively. Advertising expense was $355,733 and $134,142 for the three months ended September 30, 2020 and 2019, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation–Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. The Company accounts for warrants and options issued to non-employees under ASU 2018-07, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model.

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

The Company’s stock-based compensation expense was $3,022,063 and $5,979,629 for the nine months ended September 30, 2020 and 2019, respectively. The Company’s stock-based compensation expense was $1,941,362 and $5,007,996 for the three months ended September 30, 2020 and 2019, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of September 30, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(178,108)	$-	$-	$(178,108)	$(178,108)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$(306,762)	$-	$-	$(306,762)	$(306,762)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020:

Fair Value Measurement Using Level 3
Inputs Total
Balance, January 1, 2019	$-
Debt Discount	305,424
Change in fair value of derivative liabilities	1,338
Balance, December 31, 2019	306,762
Extinguishment	(311,360)
Debt Discount	528,603
Change in fair value of derivative liabilities	(345,897)
Balance, September 30, 2020	$178,108

The level 3 financial instruments consist of embedded conversion features. The fair value of these embedded conversion features are estimated using a Black Scholes valuation model. The fair value of the derivative features were calculated using a Black-Scholes option model valued with the following assumptions:

	September 30, 2020	December 31, 2019
Exercise price	$0.50	$0.50
Risk free interest rate	0.16-1.12%	1.52-1.81%
Dividend yield	0.00%	0.00%
Expected volatility	97-157%	93-109%
Contractual term (Years)	0.38-1.19	0.91-1.37
Fair value of stock on grant date	$0.50-0.63	$0.50

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

During the nine months ended September 30, 2020 and 2019, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $345,897 and a loss of $807,250 relating to the change in fair value, respectively.

During the three months ended September 30, 2020 and 2019, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $694,291 and a loss of $807,250 relating to the change in fair value, respectively.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended September 30, 2020	Revenue for the three months ended September 30, 2019	Revenue for the nine months ended September 30, 2020	Revenue for the nine months ended September 30, 2019
Delivery Income	$-	$53,496	$27,043	$87,869
Dispensary Cost Reimbursements	-	(36,007)	(7,528)	(99,353)
Delivery Income, net	-	17,489	19,515	(11,484)
Product Sales	5,979,875	1,195,174	13,828,113	1,270,554
Total	$5,979,875	$1,212,663	$13,847,628	$1,259,070

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 32 months to 34 months. Current facility leases include our offices in El Segundo California, Oakland California, and Sacramento California. Lease costs were $239,065 and $148,021 for the nine months ended September 30, 2020 and 2019. There was no sublease rental income for the nine months ended September 30, 2020 and 2019. Lease costs were $142,942 and $51,313 for the three months ended September 30, 2020 and 2019. There was no sublease rental income for the three months ended September 30, 2020 and 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2020 and December 31, 2019 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Components of total lease costs:
Operating lease expense	$239,065	$148,021
Total lease costs	$239,065	$148,021

Lease Positions as of September 30, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

	September 30, 2020	December 31, 2019
Assets
Right of use asset	$544,032	$115,859
Total assets	$544,032	$115,859

Liabilities
Operating lease liabilities – short term	$257,772	$40,217
Operating lease liabilities – long term	286,260	76,264
Total lease liability	$544,032	$116,481

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	3.08
Weighted average discount rate – operating lease	10.91%

Cash Flows

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$153,893	$44,823
Cash paydowns of operating liability	$(153,893)	$(42,601)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$(544,032)	$(390,109)
Lease Liability	$544,032	$369,986

The future minimum lease payments under the leases are as follows:

2020 (remainder)	$72,519
2021	250,543
2022	231,678
2023	39,178
Total future minimum lease payments	593,918
Less: Lease imputed interest	49,886
Total	$544,032

Excise and Sales Tax

The State of California and various local governments impose certain excise and state and local taxes on product sales. The Company’s policy is to include excise taxes as part of sales and cost of sales. The Company’s policy for various state and local sales taxes are to exclude them from revenue and cost of sales.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. For diluted earnings per common share, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2020, common stock equivalents are comprised of 29,628,272 warrants and 6,611,434 options.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

On October 4, 2019, the Company amended the Merger Agreement with GR/GW. As part of this amendment, the Company issued 5,000,000 warrants to purchase shares of the Company’s common stock to GR/GW. These warrants have a term of three years and an exercise price of $0.50. These warrants replace the previously agreed upon common stock consideration of 5,000,000 shares and eliminated the contingencies related to achieving certain milestones as set forth in the initial merger agreement. The fair value of the stock warrant granted was estimated using the Black-Scholes valuation model. These warrants were valued at $1,933,368. $1,694,092 of the value from the warrants was booked against the previously recorded contingent liability for the stock that the warrants replaced and the remaining $239,276 value from the warrants was expensed.

As of September 30, 2020 and December 31, 2019, the Company owed a total of $300,000 and $685,000 on the acquisition, respectively, with a present value of $274,041 and $583,886, respectively. The amount owed as of September 30, 2020 consist of cash owed of $300,000.

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

As of September 30, 2020 and December 31, 2019, the Company owed a total of $850,000 and $850,000 on the acquisition, respectively, with a present value of $776,310 and $708,347, respectively. The amount owed as of September 30, 2020 consist of cash owed of $850,000.

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

As of September 30, 2020 and December 31, 2019, the Company owed a total of $1,106,497 and $0 on the acquisition, respectively. The amount owed as of September 30, 2020 consist of cash owed of $505,000 and 1,333,333 shares of common stock value at $666,667.

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

	Nine Months	Nine Months
	September 30, 2020	September 30, 2019
Gross Revenue	$14,529,993	$6,223,725
Gross Profit	$(1,237,660)	$4,944,064
Net loss	$(14,304,770)	$(7,402,688)
Net loss per share, basic and diluted	$(0.23)	$(0.15)
Weighted average number of shares outstanding	61,263,796	48,886,493

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

In connection with the JV Agreement, the Company and Budee agreed to share certain expenses between the Company and Budee, Inc. The Company is also allowed to charge an additional 10% fee on any of these charged back expenses. The Company charged back expenses to Budee totaling $96,610 during the first quarter of 2020. In addition, pursuant to the JV Agreement the Company agreed to pay certain obligations of Budee Inc. of $250,000. As of September 30, 2020, the Company has not paid this amount. As a result of the merger agreement the Company derecognized a non-controlling interest of $656,189 attributable to the Joint Venture in the Statement of Stockholder’s Equity. See Note 4.

NOTE 6 – NOTES PAYABLE

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000 in three equal installments, with the final installment advanced on October 30, 2019. The Note matures on August 28, 2020 and is the senior obligation of the Company. The Note’s principal balance of $1,000,000 bears interest at a rate of 10% per annum and interest payments are payable on a monthly basis. The funds from this loan were distributed in three parts with $333,333 being issued on August 30, 2019, September 30, 2019 and October 30, 2019. An additional $497,000 was received in excess of the original note as of December 31, 2019. These amounts were subject to the same terms as the original note. An additional $1,140,000 was received in excess of the original note during the first quarter of 2020. The principal of the note was amended on January 31, 2020 to be $2,637,000. This amendment also changed the maturity date of the note to February 14, 2021. Pursuant to the Note, the Holder has the right to convert all or part of the Note to shares of common stock of the Company at a price equivalent to a value of $0.50 per share of common stock on an as-converted basis. As additional consideration for entering into the exchange, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The Company also recognized a derivative liability in connection with the note valued at $306,762 as of December 31, 2019 and $178,108 as of September 30, 2020. The derivative occurred due to anti-dilution provisions contained in the conversion feature of the note.

To determine how to account for the modification of the Note, the Company performed a net present value test to compare the old note with the new note discounted at the effective interest rate of the original note. Since the change in the net present value between the two notes exceeded 10% of the value of the original note, the note modification needed to be accounted for as an extinguishment of debt. As part of this the Company recognized a $810,518 loss on the extinguishment of debt for the old note. The loss is due to $1,497,000 from the extinguishment of the note, $311,360 from the extinguishment of the derivative offset by $499,505 from the extinguishment of the debt discount and $2,119,373 from the recognition of the new note. The Company recognized a debt discount on the new note of $528,603 at the date of issuance. The Company recognized $127,978 and $331,072 in amortization on the debt discount during the three and nine months ended September 30, 2020, respectively, leaving a remaining debt discount of $190,575 at September 30, 2020 due to the conversion of the note.

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

During the year ended December 31, 2019, the Company entered into a loan agreement with Brian Hayek, the Company’s Chief Financial Officer and a member of its board of directors. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible Note in the principal amount of $188,743 with an interest rate of 10%. As of September 30, 2020, the amount due on this loan was $184,667. The note is convertible into shares of the Company’s equity securities at a price of $0.50 per share or preferred stock designated by the parties in an amount equivalent to a value of $0.50 per share on an as converted basis. The obligation of the Note is an obligation of the Company other than obligations specifically designated otherwise by the Company. In addition, the Company issued Mr. Hayek warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share which warrants terminate five years after their issuance.   As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature and value of warrants issued resulting in a debt discount of $102,111 as of the date of issuance. The Company had a remaining debt discount of $101,831 at December 31, 2019. The Company recognized $25,738 and $76,653 in amortization on the debt discount during the three and nine months ended September 30, 2020, respectively, leaving a remaining debt discount of $25,718 at September 30, 2020.

On December 31, 2019, the Company entered into a loan agreement with Christian Schenk, the Company’s former Chairman and Chief Executive Officer and a member of its board of directors, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. In connection with this loan, the Company issued Mr. Schenk a secured convertible note. The note is convertible into equity of the Company at a price of $0.50 per share of common stock. The note was funded with the proceeds from the settlement of $30,000 in accounts payable to Truck That, LLC and a check from Truck That, LLC in the amount of $20,000 (see Note 9). In addition, the Company issued Mr. Schenk warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.50 per share which warrants terminate five years after their issuance.. As part of this loan the Company recognized the intrinsic value of a beneficial conversion feature and value of warrants issued resulting in a debt discount of $28,585 as of the date of issuance. The Company had a remaining debt discount of $28,507 at December 31, 2019. The Company recognized $7,205 and $21,458 in amortization on the debt discount during the nine months ended September 30, 2020, respectively, leaving a remaining debt discount of $7,048 at September 30, 2020.

On July 28, 2020, the Company entered into a convertible promissory note with a principal of $1,050,000. The note accrues interest at a rate of 8% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. This note has an original issuance discount of $50,000. The proceeds of the note will be paid out in two tranches, the first for $787,500 upon the execution of the note and the second for $262,500 30 days after the original funding. Each tranche will be due 12 months from the date of the funding. The Company can prepay the note as follows: if the note is outstanding for less than 90 days than 105% of the principal will be paid, at 91-120 day 110% of the principal will be paid, at 121-180 days 115% of the principal will be paid, and at 181-365 days 120% of the principal will be paid. So long as this note is outstanding, upon any issuance by the Company or any of its subsidiaries of any convertible debt security (whether such debt begins with a convertible feature or such feature is added at a later date) with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holder in this Note, then the Company shall notify the holder of such additional or more favorable term and such term, at the holder's option, shall become a part of this note and its supporting documentation. The types of terms contained in the other security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, terms addressing maturity, conversion look back periods, interest rates, original issue discount percentages and warrant coverage. As part of the note the Company will issue 100,000 shares of the Company’s common stock to the note holder. The Company recorded a debt discount based on the relative fair value of the shares of $47,619. The Company notes the agreement included certain make-whole provisions related to the issuance of these shares which resulted in a liability. The Company did not record the liability as it was determined to be trivial. The Company also recognized a debt discount resulting from the intrinsic value of a beneficial conversion feature of $123,214. The Company recognized $27,681 in amortization on the debt discount during the three and nine months ended September 30, 2020, respectively, leaving a remaining unamortized debt discount of $143,152 at September 30, 2020.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

During the nine months ended September 30, 2020, the Company issued 4,384,000 shares of common stock for cash of $2,018,000, 188,000 shares issued for the settlement of accounts payable, 10,628,611 shares issued for the exercise of warrant, 450,000 shares issued for the exercise of options, 100,000 share issued with notes payable, 5,000,000 shares issued related to legal settlement (See Note 8), and 1,873,565 shares issued for conversion of interest and penalties on notes payable (See Note 6). 12,000,000 shares were issued relating to the merger with Budee (See Note 4).

On August 6, 2020, the Company filed an S-1. With this S-1 the Company is making an offering of up to 10,000,000 shares of common stock.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.0001 per share. The preferred stock may be issued from time to time in one or more series as the Company’s Board may authorize. None of the preferred stock has been designated and none are issued and outstanding as of September 30, 2020 and December 31, 2019.

Warrants

There were 25,128,272 warrants outstanding as of September 30, 2020. The fair value of each stock warrant granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.04 - $0.50
Expected dividend yield	0%
Risk free interest rate	0.18% - 1.71%
Expected life in years	3-7
Expected volatility	133% - 152%
Estimated fair value of stock on measurement date	$0.44 – $0.73

There were 29,243,750 warrants outstanding as of December 31, 2019. The fair value of each stock warrant granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.10 - $0.50
Expected dividend yield	0%
Risk free interest rate	1.42% - 2.66%
Expected life in years	3-7
Expected volatility	134% - 158%
Estimated fair value of stock on measurement date	$0.50

The Company uses the latest common stock sale price as the fair value of stock on grant date rather than the market value of the stock as the Company believes this is a more accurate valuation of the Company’s common stock due to the lack of sufficient volume and trading history on the Company’s common stock on the OTC Markets.

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants
Outstanding January 1, 2019	9,131,250	0.19	3.83
Granted	27,658,000	0.44	4.29
Forfeited	(7,545,500)	0.34	4.48
Outstanding December 31, 2019	29,243,750	$0.39	4.10
Granted	13,484,522	0.27	3.58
Exercised	(17,600,000)	0.24	2.91
Outstanding September 30, 2020	25,128,272	$0.42	3.77

Nonvested Warrants	Shares
Nonvested at January 1, 2019	-
Granted	27,658,000
Vested	(19,762,500)
Forfeited	(7,545,500)
Nonvested at December 31, 2019	350,000
Granted	13,484,522
Vested	(13,236,605)
Nonvested at September 30, 2020	597,917

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

During the third quarter of 2020, the Company issued warrants to purchase an aggregate of 5,933,522 shares of common stock of the Company at an exercise price of $0.04, $0.50 or $0.57 per share. The warrants may be exercised on a cashless basis and have a term of three, five, or seven years. 208,000 warrants were issued for services, 3,105,522 were issued in connection with a note, and 2,620,000 warrants in connection with stock sold.

The Company recognized a stock compensation expense of $2,501,803 and $5,510,766 for the nine months ended September 30, 2020 and 2019, related to warrants.

The Company recognized a stock compensation expense of $1,873,565 and $4,890,181 for the three   months ended September 30, 2020 and 2019, respectively, related to warrants.

Options

There were 6,611,434 options outstanding as of September 30, 2020. The fair value of each stock option granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.59 – 0.75
Expected dividend yield	0%
Risk free interest rate	0.25-0.77%
Expected life in years	3
Expected volatility	150-152%
Estimated fair value of stock on grant date	$0.40-0.61

There were 7,879,933 options outstanding as of December 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes valuation model with the assumptions as follows:

Exercise price	$0.10 - $0.50
Expected dividend yield	0%
Risk free interest rate	1.49% -2.63%
Expected life in years	7
Expected volatility	153% - 157%
Estimated fair value of stock on grant date	$0.50

The Company uses the latest common stock sale price as the fair value of stock on grant date rather than the market value of the stock as the Company believes this is a more accurate valuation of the Company’s common stock due to the lack of sufficient volume and trading history on the Company’s common stock on the OTC Markets.

A summary of options issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value
Options
Outstanding January 1, 2019	4,854,692	0.04	3.00	0.19
Granted	6,210,022	0.16	5.13	0.24
Forfeited	(3,184,781)	0.19	3.53	0.19
Outstanding December 31, 2019	7,879,933	$0.14	4.74	$0.24
Granted	142,500	0.79	3.52	0.56
Exercised	(450,000)	0.10	5.66	0.20
Forfeited	(960,999)	0.97	14.41	0.24
Outstanding September 30, 2020	6,611,434	$0.13	4.10	$0.22

Nonvested Shares	Shares
Nonvested at January 1, 2019	3,641,019
Granted	6,210,022
Vested	(2,840,194)
Forfeited	(3,184,781)
Nonvested at December 31, 2019	3,826,066
Granted	142,500
Vested	(947,490)
Forfeited	(960,999)
Nonvested at September 30, 2020	2,060,077

During the first quarter of 2020, the Company issued stock options to purchase an aggregate of 112,500 shares of common stock of the Company at an exercise price of $0.59 per share. The options expire in three years from the grant date.

During the second quarter of 2020, the Company issued no stock options.

During the third quarter of 2020, the Company issued stock options to purchase an aggregate of 30,000 shares of common stock of the Company at an exercise price of $0.75 per share. The options expire in three years from the grant date.

The Company recognized a stock compensation expense of $311,312 and $470,394 respectively for the nine months ended September 30, 2020 and 2019, related to stock options.

The Company recognized a stock compensation expense of $67,797 and $118,065 respectively for the three months ended September 30, 2020 and 2019, related to stock options.

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

On July 13, 2020 the Company reached a settlement agreement with Carla Baumgartner, Chris Haas, and Eric Steele who filed a Complaint against Driven Deliveries, Inc., and Brian Hayek and Christian Schenk, individually, on November 26, 2019 in San Diego County Superior Court, Case No. 37-2019-00063208. As part of the settlement agreement Driven shall issue and deliver 5,000,000 shares of restricted common stock of Driven (DRVD) to Plaintiffs, thereby nullifying the Amendment and the Warrants issued as part of the Amendment. Additionally, cash consideration is due to the Plaintiffs on the following schedule: 1) One Hundred Seventy-Five Thousand Dollars ($175,000) immediately upon the signing of the agreement (“Effective Date”); 2) Eighty-Five Thousand Dollars ($85,000) within fourteen (14) days following the Effective Date 3) One Hundred Seventy-Five Thousand Dollars ($175,000) within thirty (30) days following the Effective Date; 4) Seventy-Five Thousand Dollars ($75,000) within sixty (60) days following the Effective Date; and 5) Three Hundred Thousand Dollars ($300,000) on or before July 1, 2021. The 5,000,000 shares issued were valued at $2,750,000 with this expense being recognized during the three months ended September 30, 2020. As of September 30, 2020, the outstanding balance on this settlement is $300,000.

In February 2020, Irth Communications, LLC filed a complaint in the Superior Court of California, County of Los Angeles, against the Company. The complaint alleges that pursuant to a services agreement the Company issued Irth 500,000 shares of its common stock but the Company breached this agreement because according to the complaint, the Company has refused to authorized its transfer agent to remove the restrictive legend on the Shares. Among other remedies, Irth seeks at least $1,130,000 in compensatory damages, attorneys’ fees, and injunctive relief. The Company is reviewing the Complaint and intends to defend itself vigorously.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On August 28, 2019, the Company issued a senior convertible note (“Note”) to M2 Equity Partners (“Holder”), pursuant to which the Holder agreed to advance the Company $1,000,000. The principal of the note was amended on January 31, 2020 to be $2,637,000. As additional consideration, the Company issued to the Holder a three-year warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.05. The Company also recognized a derivative liability in connection with the note valued at $306,762 as of December 31, 2019 and $623,032 as of September 30, 2020. M2 is a related party due to the terms of the note giving them a seat on the board of directors of the Company. As of September 30, 2020, there was $2,637,000 outstanding on the note. There was an interest expense of $62,855 and $171,947 related to this note during the three and nine months ended September 30, 2020, respectively. There is a total accrued interest of $0 as of September 30, 2020. The interest on this note was converted to share of common stock on September 22, 2020. See Note 6.

During the year ended December 31, 2019, the Company entered into a loan agreement with the Company’s CFO, Brian Hayek, the Company’s Chairman and Chief Executive Officer and a member of the Company’s board of directors. Pursuant to the Loan Agreement, the Company issued Mr. Hayek a Secured Convertible, pursuant to which Mr. Hayek extended a loan to the Company in the amount of $188,743 with an interest rate of 10%. As of September 30, 2020, the amount due on this loan was $184,667. There was an interest expense of $4,655 and $13,863 related to this note during the three and nine months ended September 30, 2020, respectively. There is a total accrued interest of $19,015 as of September 30, 2020.

On December 31, 2019, the Company entered into a loan agreement with Christian Schenk, the Company’s Chairman and Chief Executive Officer and a member of the Company’s board of directors, pursuant to which Mr. Schenk extended a loan to the Company in the amount of $50,000 with an interest rate of 10%. As of September 30, 2020, the amount due on this loan was $50,000. There was an interest expense of $1,260 and $3,753 related to this note during the three and nine months ended September 30, 2020, respectively. There is a total accrued interest of $3,767 as of September 30, 2020.

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

On July 6, 2020, Chris DeSousa resigned as a Director of Driven Deliveries, Inc., effective immediately. Mr. DeSousa’s resignation was not the result of any dispute or disagreement with Company or the Company’s board of Directors on any matter relating to the operations, policies or practices of the Company.

On August 7, 2020, Salvador Villanueva, the Company’s President, was appointed to the Company’s board of directors and interim CEO.

On July 19, 2020, the Company issued a promissory note for $500,000 to a related party. The related party is a company whose CEO is also a board member of the Company. (See Note 10).

NOTE 10 – NOTES RECEIVABLE

On July 19, 2020, the Company issued a promissory note for $500,000 to a related party. The related party is a company whose CEO is also a board member of the Company. The effective date of the note is June 19, 2020. This note will accrue 6% interest and a default interest rate of 8%. This note will be issued in three tranches with $200,000 being 10 days after the execution of the note, $200,000 being issued 30 days after the note and $100,000 being issued 45 days after the note. The Company had $2,466 and $2,466 interest income from the note for the three and nine months ended September 30, 2020, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On October 5, 2020, Driven Deliveries, Inc. (the “Company”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) among Stem Holdings, Inc., a Nevada corporation (“Parent”) Stem Driven Acquisition, Inc., a Nevada corporation (“Acquisition Sub”) and the Company.

Pursuant to the Merger Agreement, on the Effective Date (as defined in the Merger Agreement), Acquisition Sub shall be merged (the “Merger”) with and into the Company and shall become a wholly-owned subsidiary of Parent. As of the closing of the Merger, all of the Company’s outstanding shares shall be cancelled and converted into the shares of the Parent on a pro-rata basis at a ratio of one share of the Parent for every one share of the Company. Immediately prior to the closing of the Merger the Parent will issue to each holder of warrants, options or convertible debentures to purchase the Company’s shares, warrants, options and convertible debentures that are equal in value and on the same terms as the respective holder’s Company warrants, options and debentures. Additionally, certain outstanding debt of the Company will be converted into shares of the Company’s common stock in accordance with the Merger Agreement. Adam Berk, is the Parent’s Chief Executive Officer and President as well as a member of its board of directors. Mr. Berk is a member of the Company’s board of directors. Mr. Berk abstained from voting on the approval of the Merger during the Company’s board meeting at which the Merger was voted on.

The Closing of the Merger is subject to customary closing conditions including (but not limited to):

(i) The Merger being approved by the Company’s shareholders, the shareholders of Acquisition Sub, and the board of directors by the Parent;

(ii) The listing of the Consideration Shares shall have been approved by the Canadian Securities Exchange;

(iii) Any required third-party consents shall have been received; and

(iv) The Company shall have obtained executed waivers from Salvador Villanueva, III, Jeanette Villanueva and Lisa Chow pursuant to which such parties waive their respective rights to re- purchase all of the assets of Budee, Inc. under the Agreement and Plan of Merger among the Company, Budee Acquisition, Inc. and Budee Inc., dated February 27, 2020.

Either the Company or the Parent may terminate the Merger Agreement if the Merger has not been consummated by December 31, 2020.

The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this filing.

On October 4, 2020 Christian Schenk resigned as the Company’s Chief Executive Officer and as the Chairman and as a member of the Company’s board of Directors.

On October 4, 2020, Salvador Villanueva, who is currently serving as the Company’s President, was appointed the Company’s Interim Chief Executive Officer. Mr. Villanueva will continue to serve as the Company’s President.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financials for the nine months ended September 30, 2020, show a net loss of $14,769,942. We expect to incur additional net expenses over the next several years as we continue to expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2020 compared to Three and Nine Months Ended September 30, 2019.

Revenue

During the nine months ended September 30, 2020, the Company recorded revenue in the amount of $13,847,628. The revenue for the period ended September 30, 2020 was comprised of product sales of $13,828,113, and dispensary delivery income of $19,515. This left the Company with a negative gross profit of $1,573,025 for the nine months ended September 30, 2020. The Company had revenue of $1,259,070 during the nine months ended September 30, 2019. The revenue for the period ended September 30, 2019 was comprised of dispensary cost reimbursements of $99,353 offsetting the dispensary delivery income of $87,869 and product sales of $1,270,554. The change in revenue between the nine months ended September 30, 2020, and 2019 resulted from the Company’s pivot to the a direct to consumer cannabis retail business delivery service through the acquisition of Ganjarunner on June 24 2019, the acquisition of Budee on February 27, 2020. The Company’s dispensary-to-consumer delivery service was discontinued on March 31, 2020. Higher sales volume was also driven by organic growth initiatives as the Company expanded its marketing initiatives, which led to increases in the number of orders completed order.

During the three months ended September 30, 2020, the Company recorded revenue in the amount of $5,979,875. The revenue for the period ended September 30, 2020 was comprised of product sales of $5,979,875. This left the Company with a negative gross profit of $1,990,323 for the three months ended September 30, 2020. The Company had revenue of $1,212,663 during the three months ended September 30, 2019. The revenue for the period ended September 30, 2019 was comprised of dispensary cost reimbursements of $36,007 offsetting the dispensary delivery income of $53,496 and product sales of $1,198,663. The change in revenue between the three months ended September 30, 2020, and 2019 resulted from the Company expanding its operations and acquisition of Ganjarunner in 2019, the acquisition of Budee in 2020, and the Company’s pivot to the a direct to consumer delivery service and the acquisition of other cannabis delivery services.

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

Gross Profit

During the nine months ended September 30, 2020, we incurred a negative gross profit of $1,573,025. This is due to revenue of $13,847,628 and Cost of Sales – Product Costs of $6,195,462 and Cost of Sales – Fulfilment Costs and other of $9,225,191 for a total Cost of Goods Sold of $15,420,653.

During the nine months ended September 30, 2019, we incurred a gross profit loss of $654,901. This is due to revenue of $1,259,070 and Cost of Sales – Product Costs of $458,239 and Cost of Sales – Fulfilment Costs of $145,930 for a total Cost of Goods Sold of $604,169.

Product costs: Product costs include the purchase price of products sold, which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for inventory.

Fulfillment costs and other: includes the costs of outbound shipping and handling and other costs related to delivering products to the customer.

The Company’s Gross Profit for September 30, 2020 and 2019 are as follows:

Gross Profit	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Revenue	$13,847,628	$1,259,070
Cost of Sales – Product Costs	6,195,462	458,239
Cost of Sales – Fulfilment Costs and Other	9,572,191	145,930
Total Cost of Goods Sold	$15,420,653	$604,169
Gross Profit	$(1,573,025)	$654,901

During the three months ended September 30, 2020, we incurred a gross profit loss of $1,990,232. This is due to revenue of $5,979,875 and Cost of Sales – Product Costs of $2,598,193 and Cost of Sales – Fulfilment Costs of $5,372,005 for a total Cost of Goods Sold of $7,970,198.

During the three months ended September 30, 2019, we incurred gross profit of $656,888. This is due to revenue of $1,212,663 and Cost of Sales – Product Costs of $458,239 and Cost of Sales – Fulfilment Costs of $97,536 for a total Cost of Goods Sold of $555,775.

Gross Profit	Three months ended September 30, 2020	Three months ended September 30, 2019
Revenue	$5,979,875	$1,212,663
Cost of Sales – Product Costs	2,598,193	458,239
Cost of Sales – Fulfilment Costs and Other	5,372,005	97,536
Total Cost of Goods Sold	$7,970,198	$555,775
Gross Profit	$(1,990,323)	$656,888

Operating Expenses

During the nine months ended September 30, 2020, we incurred a loss from operations of $13,537,845. This is due to professional fees of $1,261,084, compensation of $5,643,563 including stock-based compensation of $3,022,063, general and administrative of $4,243,070 and sales and marketing of $817,103.

During the nine months ended September 30, 2019, we incurred a loss from operations of $8,689,587. This is due to professional fees of $805,605, compensation of $7,188,496 including stock-based compensation of $5,979,629, general and administrative of $1,122,968 and sales and marketing of $227,419.

During the three months ended September 30, 2020, we incurred a loss from operations of $7,828,528. This is due to professional fees of $413,906, compensation of $2,848,861 including stock-based compensation of $1,941,362, general and administrative of $2,219,705 and sales and marketing of $355,733.

During the three months ended September 30, 2019, we incurred a loss from operations of $6,175,368. This is due to professional fees of $296,735, compensation of $5,691,843 including stock-based compensation of $5,007,996, general and administrative of $709,536 and sales and marketing of $134,142.

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

Compensation

The Company’s compensation for the nine months September 30, 2020 and 2019 are as follows:

Compensation Type	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Salary and Wages	$2,621,500	$1,208,867
Stock Option and Warrant Compensation	3,022,063	5,979,629
Total Compensation	$5,643,563	$7,188,496

The Company’s compensation for the three months September 30, 2020 and 2019 are as follows:

Compensation Type	Three months ended September 30, 2020	Three months ended September 30, 2019
Salary and Wages	$907,499	$683,847
Stock Option and Warrant Compensation	1,941,362	5,007,996
Total Compensation	$2,848,861	$5,691,843

These amounts only include compensation found in the compensation line item on the statement of operations and does not include compensation recorded to cost of sales.

The increase in salaries and wages from September 30, 2019 to September 30, 2020 was due to the merges with Ganjarunner and Budee.

Other Expenses

During the nine months ended September 30, 2020, the Company incurred interest expense of $755,056 which was comprised of an accrued interest expense of $206,304 and a debt discount of $548,752, a loss on the sale of fixed assets of $11,970, a loss on the extinguishment of debt of $810,518, and a gain on the change in the fair value of derivative liabilities of $345,897.

During the three months ended September 30, 2020, the Company incurred interest expense of $168,253 which was comprised of an accrued interest expense of $64,145 and a debt discount of $180,277, and a gain on the change in the fair value of derivative liabilities of $694,291.

During the nine months ended September 30, 2019, the Company incurred interest expense of $63,176, a gain on the sale of fixed assets of $25,582, a gain on extinguishment of debt of $521,387, and a loss on the change in the fair value of derivative liabilities of $807,250.

During the three months ended September 30, 2019, the Company incurred interest expense of $53,318, a gain on the sale of fixed assets of $23,727, a gain on extinguishment of debt of $521,387, and a loss on the change in the fair value of derivative liabilities of $807,250.

The decrease in other income of $908,190 was the result of interest and the amortization of debt discount on the Company’s notes payable, the extinguishment of debt, and derivative expense related to a note payable.

Net Loss

For the nine months ended September 30, 2020, our net loss was $14,769,492 as compared to net loss of $9,182,210 for the prior period September 30, 2019. The increase in net loss of $5,587,282 was related primarily to the Company pivoting to a new business model and the cost of integrating acquisitions and the gain on the extinguishment of debt.

For the three months ended September 30, 2020, our net loss was $7,302,500 as compared to net loss of $6,658,988 for the prior period September 30, 2019. The increase in net loss of $643,512 was related primarily to the Company pivoting to a new business model and the cost of integrating acquisitions.

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

	Nine Months	Nine Months
	September 30, 2020	September 30, 2019
Gross Revenue	$14,529,993	$6,223,725
Gross Profit	$(1,237,660)	$4,944,064
Net loss	$(14,304,770)	$(7,402,688)
Net loss per share, basic and diluted	$(0.23)	$(0.15)
Weighted average number of shares outstanding	61,263,796	48,886,493

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results or to project potential operating results as of any future date or for any future periods. These are meant to show what would have been attained had the acquisitions been completed as of January 1, 2019.

Liquidity and Capital Resources

We are a startup and anticipate that we will incur operating losses for the foreseeable future. As of September 30, 2020, we had cash of $511,318 and working capital deficit of $13,045,455. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of 2020. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations.

As of September 30, 2020, we had a working capital deficit of $13,045,455 as compared to $4,011,527 as of December 31, 2019. There was an increase in working capital deficit of $9,033,928.

Cash used in operating activities was $3,214,229 for the nine months ended September 30, 2020 and $2,325,344 for the prior period ended September 30, 2019. The increase in cash used in operating activities was due to an increase in net loss, an increase in accounts payable and accrued expenses, gain on extinguishment of debt, and decrease in stock-based compensation, an increase in amortization of debt discount, and an increase in inventory.

Cash used in investing activities during the nine months ended September 30, 2020 and 2019 was $199,322 and $587,449, respectively. The increase in investing activities was due to cash acquired in the acquisition, a decrease in the purchase of fixed assets, a decrease in the acquisition of intangible assets, and the decrease in contingent liabilities.

Cash provided by financing activities during the nine months ended September 30, 2020 and 2019 was $3,658,000 and $3,261,355, respectively. The increase is a result of an increase in the proceeds from loan payables offset by a decrease in the sale of common stock and proceeds from loan receivables.

Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated a net income.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2020, incurred a net loss of $14,769,492, which was primarily associated with an increase in operating expenses, we had a working capital deficit of $13,045,455, and a shareholders’ equity of $1,561,971. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expenses related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expenses recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

The Company accounts for warrants and options issued to non-employees under ASU 2018-07, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model.

The Company’s stock-based compensation expense was $3,022,063 and $5,979,629 for the nine months ended September 30, 2020 and 2019, respectively. The Company’s stock-based compensation expense was $1,941,362 and $5,007,996 for the three months ended September 30, 2020 and 2019, respectively.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to revenue type.

Revenue Type	Revenue for the three months ended September 30, 2020	Revenue for the three months ended September 30, 2019	Revenue for the nine months ended September 30, 2020	Revenue for the nine months ended September 30, 2019
Delivery Income	$-	$53,496	$27,043	$87,869
Dispensary Cost Reimbursements	-	(36,007)	(7,528)	(99,353)
Delivery Income, net	-	17,489	19,515	(11,484)
Product Sales	5,979,875	1,195,174	13,828,113	1,270,554
Total	$5,979,875	$1,212,663	$13,847,628	$1,259,070

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal first quarter ended September 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2020, the Company sold a total of 2,017,561 shares of its common stock to 24 accredited investors, for an aggregate purchase price of $2,018,000.

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

Date: November 23, 2020	Driven Deliveries, Inc.

	By:	/s/ Salvador Villanueva
Salvador Villanueva
President and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Hayek
Brian Hayek
Chief Financial Officer, Treasurer, Secretary
(Principal Financial Officer)